Form 10QSB
period 2006-02-28
Monza Ventures Inc.
filed 2006-04-12
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Monza Ventures Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 802- 738 Broughton Street, Vancouver, British Columbia, Canada V6G 3A7

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-263-7337

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 28, 2006 was 10,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Nevada Corporation)

Statement of Operations

February 28, 2006

(With Comparative Figures as at November 30, 2005)

(Unaudited- Prepared by Management)

(Expressed in US Dollars)

	Three Months Ended	September 6, 2005 (Inception)
	February 28, 2006	to November 30, 2005
General and Administration Expenses
Filling Fees
	$200	$125
Bank Charges and Interest
	84	2
Consulting Fees
	-	21,000
Rent
	3,000	2,000
Professional Fees
	3,745	-

Operating Loss	(7,029)	(23,127)

Net (Loss) for the Period	$ (7,029)	$ (23,127)

Net (Loss) Per Share	$ (0)	$ (0)
Basic and Diluted

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	9,924,419	9,924,419

MONZA VENTURES INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited-Prepared by Management)

(Expressed in U.S. Dollars)

	Three Months Ended	September 6, 2005 (Inception) to
	February 28, 2006	November 30, 2005

Operating Activities
Net (loss) for the period
	$ (7,029)	$ (23,127)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities- Related Party	3,000	1,000

Cash used in Operating Activities	(4,029)	(22,127)

Investing Activities	-	-

Financing Activities
Loans from Shareholder
	2,200	-
Cash received for shares issued                                                                                                                              -                 24,000

Cash provided by financing activities	2,200	24,000

Cash increase during the Period	(1,829)	1,873

Cash, Beginning of Period	1,873	-

Cash, End of Period	$ 44	$ 1,873

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheet

(Unaudited-Prepared by Management)

(Expressed in U.S. Dollars)

	February 28, 2006	November 30, 2005
ASSETS
Current Assets
Cash and Cash Equivalents
	$ 44	$ 1,873
TOTAL CURRENT ASSETS	44	1,873
TOTAL ASSETS	$ 44	$ 1,873

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued- Related Party
	$ 4,000	$ 1,000
Loan from Related Party
	2,200	-
TOTAL CURRENT LIABILITIES	6,200	1,000
COMMITMENTS (Note 5)

SHAREHOLDER'S EQUITY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and outstanding
10,500,000 common shares	10,500	10,500
Additional paid in capital	13,500	13,500
(Deficit) accumulated during the exploration stage	(30,156)	(23,127)
TOTAL STOCKHOLDERS' EQUITY	(6,156)	873
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$44	$1,873

Approved on Behalf of the Board
"Andrew Wong" Director and Chief Executive Officer

See Accompanying Notes

MONZA VENTURES INC.

Notes to Financial Statements

For the Three Months Ended February 28, 2006

(UNAUDITED-Prepared by Management)

Note 1.           Nature and Continuance of Operations

Monza Ventures Inc. ("the Company") is a development stage company which was incorporated in the State of Nevada, United States of America on September 6, 2005. The Company intends to commence operations as an e-commerce retailer of overstock items through a website on the internet.

These financial statements have been prepared on a going concern basis. The Company has accumulated deficit of $30,156 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The company's year-end is November 30.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principals generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation for financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have. in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents compromise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2006, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No.7 of the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under SFAS No.144, long-lived assets are tested for recoverability when ever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect of that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Financial Instruments

The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is managements opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liabilities method of accounting for foreign income taxes in accordance with SFAS No.109 :Accounting for Income Taxes". under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

    In accordance with SFAS No.128 "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the additional number of common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at February 28, 2006, diluted net loss per share is equivalent to basic net loss per share.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs", which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract (Note 5). For the period ended February 28, 2006, the website development has not yet commenced and no cost has been incurred.

Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No.123 (revised), "Share-Based Payment". Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the excepted vesting period. Transactions in which goods and services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No.123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended February 28, 2006.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No.130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" during the period ended February 28, 2006.

Revenue Recognition

The Company's business is in the sale of overstock items through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company does not carry a physical inventory. Instead. the product sold is drop shipped directly from the supplier to the customer. In this capacity, the Company is acting as an agent for the supplier and under EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" recognizes transactions on the net basis.

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company during the period ended February 28, 2006.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 3:         CAPITAL STOCK

                       On September 9, 2005, the Company issued 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

                       On September 12, 2005 the Company issued 4,000,000 common shares at $0.001 per share for the total proceeds of $4,000.

                       On September 13, 2005 the Company issued 1,500,000 common shares at $0.01 per share for the total proceeds of $15,000.

NOTE 4:         INCOME TAXES

   As at February 28, 2006, the Company has an estimated net operating loss carry forward for tax purposes of $30,000. This amount may be applied against future federal taxable income and expires 2025.

As management of the Company cannot determine that is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at February 28, 2006. The significant components of the deferred tax asset as at February 28, 2006 were as follows:

____________________________________________________________________________________________________________________________________________________________

                                                                                                                                                                                                February 28, 2006

____________________________________________________________________________________________________________________________________________________________

Net Operating Loss Carry Forwards                                                                                                                                          $    8,000

Valuation Allowance                                                                                                                                                                     $   (8,000)

____________________________________________________________________________________________________________________________________________________________

Net Deferred Tax Asset                                                                                                                                                               $          -

____________________________________________________________________________________________________________________________________________________________

NOTE 5:        COMMITMENTS

On November 15, 2005, the management of the Company signed a web design contract with Fusion Business Group Inc. to create and develop the Company's website. In consideration, the Company agreed to pay Fusion Business Group a fixed fee of $20,000. $5,000 of the total $20,000 fee is due by February 28, 2006.

NOTE 6:        RELATED PARTY TRANSACTION

As at February 28, 2006, accounts payable of $4,000 is payable to a company controlled by a person  relates to the sole director of the Company.

During the period of February 28, 2006, the director of Monza Ventures Inc. has loaned the Company $2,200. The loan is unsecured, non-interest baring, and with no specific terms of repayment.

During the period ended November 30, 2005, the Company incurred consulting fees and rent for $21,000 and $2,000, respectively, to persons or companies controlled by persons relate to the sole director of the Company.

See Note 3.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Monza Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended February 28, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Monza Ventures Inc. ("Monza") intends to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website, foreignbargins.com. Our website will contain a wide variety of overstocked goods from Chinese factories. Items that can be found on our website will vary depending on what items are over produced by the Chinese factories. We currently do not have any contracts, agreements, or understandings with any manufactures in China.

Results of Operations

Monza has not generated any revenues for the quarter ended February 28, 2006.

Operating expenses include filing fees, professional fees and rent for the three month period ended February 28, 2006.

The Company experienced general and administration expenses of $7,029 for the quarter ended February 28, 2006. As compared to the three months prior to this quarter the Company experienced general and administration expenses of $23,127. The decrease in general and administration expenses is attributed to the decrease in fees paid for consulting.

For the quarter ended February 28, 2006, the company experienced a profit of $44.00.

Liquidity and Capital Resources

During the three month period ended February 28, 2006, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of February 28, 2006, the Company has cash on hand in the amount of $44.00. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b)      Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 12, 2006

April 12, 2006	/s/ "Andrew Wong"
Mr. Andrew Wong, President