Form 10QSB/A
period 2006-02-28
Monza Ventures Inc.
filed 2006-05-23
CIK 1347870

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

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Nevada Corporation)

Statement of Operations

(Unaudited- Prepared by Management)

(Expressed in US Dollars)

	Three Months Ended	September 6, 2005 (Inception)
	February 28, 2006	to February 28, 2006
General and Administration Expenses
Filling Fees
	$200	$325
Bank Charges and Interest
	84	86
Consulting Fees
	-	21,000
Rent
	3,000	5,000
Professional Fees
	6,614	6,614

Operating Loss	(9,898)	(33,025)

Net (Loss) for the Period	$ (9,898)	$ (33,025)

Net (Loss) Per Share	$ (0.00)	$ (0.00)
Basic and Diluted

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000

See Accompanying Notes

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheet

(Unaudited-Prepared by Management)

(Expressed in U.S. Dollars)

	February 28, 2006	November 30, 2005
		(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents
	$ 44	$ 1,873
TOTAL CURRENT ASSETS	44	1,873

Website Development Costs	5,000	-

TOTAL ASSETS	$5,044	$ 1,873

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities
	$ 11,869	$ 1,000
Loan from Related Party
	2,200	-
TOTAL CURRENT LIABILITIES	14,069	1,000
COMMITMENTS (Note 5)

SHAREHOLDER'S EQUITY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and outstanding
10,500,000 common shares	10,500	10,500
Additional paid in capital	13,500	13,500
(Deficit) accumulated during the exploration stage	(33,025)	(23,127)
TOTAL STOCKHOLDERS' EQUITY	(9,025)	873
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,044	$1,873

Approved on Behalf of the Board
"Andrew Wong" Director and Chief Executive Officer

See Accompanying Notes

MONZA VENTURES INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited-Prepared by Management)

(Expressed in U.S. Dollars)

	Three Months Ended	September 6, 2005 (Inception) to
	February 28, 2006	February 28, 2006

Operating Activities
Net (loss) for the period
	$ (9,898)	$ (33,025)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities- Related Party	5,869	6,869

Cash used in Operating Activities	(4,029)	(26,156)

Investing Activities	-	-

Financing Activities
Loans from Shareholder
	2,200	2,200
Cash received for shares
	-	24,000

Cash provided by financing activities	2,200	26,200

Cash increase during the Period	(1,829)	44

Cash, Beginning of Period	1,873	-

Cash, End of Period	$ 44	$ 44

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

These financial statements have been prepared on a going concern basis. The Company has accumulated deficit of $33,025 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs", which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract (Note 5). For the period ended February 28, 2006, the Company accrued $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as at February 28, 2006.

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

NOTE 4:         INCOME TAXES

   As at February 28, 2006, the Company has an estimated net operating loss carry forward for tax purposes of $33,000. This amount may be applied against future federal taxable income and expires 2025.

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

Net Operating Loss Carry Forwards                                                                                                                                          $    11,000

Valuation Allowance                                                                                                                                                                     $   (11,000)

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

NOTE 5:        COMMITMENTS

On November 15, 2005, the management of the Company signed a web design contract with Fusion Business Group Inc. (a Company controlled by a relative of the Director) to create and develop the Company's website. In consideration, the Company agreed to pay Fusion Business Group a fixed fee of $20,000. $5,000 of the total $20,000 fee is due by February 28, 2006.

NOTE 6:        RELATED PARTY TRANSACTION

As at February 28, 2006, accounts payable of $4,000 is payable to a company controlled by a person  relates to the sole director of the Company.

During the period of February 28, 2006, the director of Monza Ventures Inc. has loaned the Company $2,200. The loan is unsecured, non-interest baring, and with no specific terms of repayment.

Tthe Company incurred consulting fees and rent for $21,000 and $2,000, respectively, to persons or companies controlled by persons relate to the sole director of the Company.

See Note 3 and 5.

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

The Company experienced general and administration expenses of $9,898 for the quarter ended February 28, 2006. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $33,025. The majority of the expenses experienced by the Company has been related to registering the Company's common stock for public sale in the United States.

For the quarter ended February 28, 2006, the company experienced a net loss of $9,898.

Liquidity and Capital Resources

During the three month period ended February 28, 2006, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of February 28, 2006, the Company has cash on hand in the amount of $44. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 19, 2006

May 23, 2006	/s/ "Andrew Wong"
Mr. Andrew Wong, President