Form 10QSB
period 2006-08-31
Monza Ventures Inc.
filed 2006-10-05
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

or

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

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Statement of Operations

(Unaudited- Prepared by Management)

(Expressed in US Dollars)

	Three Months Ended	Nine Months Ended	September 6, 2005 (Inception)
	August 31, 2006	August 31, 2006	to August 31, 2006
General and Administration Expenses
Transfer and Filling Fees
	264	719	844
Bank Charges and Interest
	36	251	253
Consulting Fees
	-	-	21,000
Rent
	3,000	9,000	11,000
Professional Fees
	1,006	8,626	8,626

Operating Loss	(4,306)	(18,596)	(41,723)

Net (Loss) for the Period	(4,306)	(18,596)	(41,723)

Net (Loss) Per Share	$ (0.00)	$(0.00)
Basic and Diluted

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000

See Accompanying Notes

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheet

As at August 31, 2006

(With Comparative Figures as at November 30, 2005)

(Unaudited-Prepared by Management)

(Expressed in U.S. Dollars)

	August 31, 2006	November 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents
	$ 389	$ 1,873
TOTAL CURRENT ASSETS	389	1,873

Website Development Costs	5,000	-

TOTAL ASSETS	$5,389	$ 1,873

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities
	$ 16,006	$ 1,000
Loan from Related Party
	7,106	-
TOTAL CURRENT LIABILITIES	23,112	1,000
COMMITMENTS (Note 5)

SHAREHOLDER'S EQUITY
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and outstanding
10,500,000 common shares	10,500	10,500
Additional paid in capital	13,500	13,500
(Deficit) accumulated during the exploration stage	(41,723)	(23,127)
TOTAL STOCKHOLDERS' EQUITY	(17,723)	873
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,389	$1,873

Approved on Behalf of the Board
"Andrew Wong" Director and Chief Executive Officer

See Accompanying Notes

MONZA VENTURES INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited-Prepared by Management)

(Expressed in U.S. Dollars)

	Nine Months Ended	September 6, 2005 (Inception) to
	August 31, 2006	August 31, 2006

Operating Activities
Net (loss) for the period
	(18,596)	$ (41,723)
Changes in non-cash working capital items
Accounts Payable and Accrued Liabilities- Related Party	10,006	11,006

Cash used in Operating Activities	(8,590)	(30,717)

Investing Activities		-

Financing Activities
Loans from Shareholder
	7,106	7,106
Cash received for shares
	-	24,000

Cash provided by financing activities	7,106	31,106

Cash increase during the Period	(1,484)	389

Cash, Beginning of Period	1,873	-

Cash, End of Period	$389	$ 389

See Accompanying Notes

MONZA VENTURES INC.

Notes to Financial Statements

For the Three Months Ended August 31, 2006

(UNAUDITED-Prepared by Management)

Note 1.           Nature and Continuance of Operations

Monza Ventures Inc. ("the Company") is a development stage company which was incorporated in the State of Nevada, United States of America on September 6, 2005. The Company intends to commence operations as an e-commerce retailer of overstock items through a website on the internet.

These financial statements have been prepared on a going concern basis. The Company has accumulated deficit of $41,723 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount of classification of liabilities that may be necessary should the Company be unable to continue as a going concern

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have. in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

Cash equivalents compromise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2006, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No.128 "Earnings Per Share", the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the additional number of common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at August 31, 2006, diluted net loss per share is equivalent to basic net loss per share.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs", which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract (Note 5). For the period ended May 31, 2006, the Company accrued $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as at August 31, 2006.

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

The Company did not grant any stock options during the period ended August 31, 2006.

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

The Company has no elements of "other comprehensive income" during the period ended August 31, 2006.

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

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company during the period ended August 31, 2006.

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

NOTE 4:         INCOME TAXES

As at August 31, 2006, the Company has an estimated net operating loss carry forward for tax purposes of $41,000. This amount may be applied against future federal taxable income and expires 2025 to 2026.

As management of the Company cannot determine that is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at August 31, 2006. The significant components of the deferred tax asset as at August 31, 2006 were as follows:

	Nine Months Ended, August 31, 2006	September 6, 2006 (Inception) to August 31, 2006

Net Operating Loss Carry Fowards	$6,500	$14,500

Valuation Allowance	(6,500)	(14,500)

Net Deferred Tax Asset	$-	$-

NOTE 5:        COMMITMENTS

On November 15, 2005, the management of the Company signed a web design contract with Fusion Business Group Inc. (a Company controlled by a relative of the Director) to create and develop the Company's website. In consideration, the Company agreed to pay Fusion Business Group a fixed fee of $20,000. $5,000 of the total $20,000 fee is due by February 28, 2006.

NOTE 6:        RELATED PARTY TRANSACTION

As at August 31, 2006, accounts payable of $10,000 is payable to a company controlled by a person  relates to the sole director of the Company.

During the nine months ended August 31, 2006 the director of Monza Ventures Inc. has loaned the Company $7,106.. The loan is unsecured, non-interest baring, and with no specific terms of repayment.

During the period ended November 30, 2005, the Company incurred consulting fees and rent for $21,000 and $2,000, respectively, to persons or companies controlled by persons related to the sole director of the Company.

During the nine months ended August 31, 2006, the Company incurred rent for $9,000 to a company controlled by person related to the sole director of the Company.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended August 31, 2006. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the quarter ended August 31, 2006.

The Company experienced general and administration expenses of $4,306 and $18,596 for the three months and nine months ended August 31, 2006, respectively. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $41,723. The majority of the expenses experienced by the Company has been related to registering the Company's common stock for public sale in the United States.

For the three months ended August 31, 2006, the company experienced a net loss of $4,306.

Liquidity and Capital Resources

During the three month period ended August 31, 2006, the Company satisfied its working capital needs by loaning cash from the director and equity from shareholder's initial seed financing.. As of August 31, 2006, the Company has cash on hand in the amount of $389. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized October 5, 2006

October 5, 2006	/s/ "Andrew Wong"
Mr. Andrew Wong, President