Form 10KSB
period 2006-11-30
Monza Ventures Inc.
filed 2007-02-21
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended November 30, 2006

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 000 - 51976

Monza Ventures Inc.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

Suite 802 - 738 Broughton Street, Vancouver, British Columbia, Canada, V6G 3A7

----------------------------------------------------------

(Address of principal executive office)

604-263-7337

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ x ]	No [ ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of November 30, 2006 is $55,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 30, 2006, there are 10,500,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

MONZA VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended November 30, 2006

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statements

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF MONZA VENTURES  INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website, foreignbargains.com. We expect that our website will reach the beta phase of development by the end of September 2007. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds. During September of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this prospectus. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $490. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

We are applying to become a public reporting company in order to provide our shareholders increased liquidity for their common shares and to provide our company an alternative avenue to raise additional investment capital in order to proceed with our business plan.

Our principal executive offices are located at Suite 802 - 738 Broughton Street, Vancouver, British Columbia and our telephone number is (604) 263-7337. Our fiscal year end is November 30th.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Suite 802, 738 Broughton Street, Vancouver, British Columbia, Canada. Our telephone number is (604) 263-7337.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Monza Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

As of November 30, 2006, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended November 30th, 2006.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is currently no publicly trading market for our common stock.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 10,500,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of November 30th, 2006, the approximate number of holders of Common Stock of the Company is 29.

Since our inception date, our boards of directors have not declared any dividend payments to the shareholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

The company has never issued securities for any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Monza Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website, foreignbargains.com. We expect that our website will reach the beta phase of development by the end of September 2007. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended November 30, 2006 and no revenues have been earned by the Company since it's inception. We do not expect to be generating revenues until the 2nd phase of the Company's website is complete and commercialization of the Company's product and services can begin.

General & Administrative Expenses

General and administrative expenses totaled $23,068 for the fiscal year ended November 30, 2006. This is compared to general and administrative expenses totaling $23,127 for the period from inception, September 6, 2005 to November 30, 2005. This decrease in general and administrative expenses is largely attributed to decrease in fees paid for professional services compared to the previous fiscal year. The professional fees incurred in the the previous fiscal years were expected to be one-time fees and management does not expect them to be recurring in the future.

We experienced a net loss of $23,068 for the fiscal year ended November 30, 2006 compared to a net loss of $23,127 for the period from inception, September 6, 2005 to November 30, 2005.

Liquidity and Capital Resources

As of November 30, 2006, the Company had cash of $490. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7:    Financial Statements

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Vellmer & Chang, Chartered Accountants for the fiscal year ended November 30, 2006 and for the fiscal period ended 2005. There have been no changes in or disagreements with Vellmer & Chang on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Andrew Wong	39	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Andrew Wong has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and director since September 7, 2005.

For the last five years, Mr. Wong has been the sole operator of the Black Sheeps Pub in Coquitlam, British Columbia.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending November 30, 2006, Form 3 reports were not timely filed by Andrew Wong, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Andrew Wong	2006	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2005	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at Suite 802 - 738 Broughton Street, Vancouver, BC, Canada, V6G 3A7.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Andrew Wong	5,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	47.62%
All officers and directors as a Group (1 person)			47.62%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Andrew Wong, our president and a member of the board of directors in September 2005, in consideration of $5,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 4, 2006)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 4, 2006)

10.1*                                       Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on January 4, 2006)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2006 - $8,020           Vellmer & Chang, Chartered Accountants.

2005 - $5,564           Vellmer & Chang, Chartered Accountants.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2006 - $0                     Vellmer & Chang, Chartered Accountants

2005 - $0                     Vellmer & Chang, Chartered Accountants

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0                     Vellmer & Chang, Chartered Accountants

2005 - $0                     Vellmer & Chang, Chartered Accountants

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0                     Vellmer & Chang, Chartered Accountants

2005 - $0                     Vellmer & Chang, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2007

Monza Ventures Inc.

(Registrant)

By: /s/ Andrew Wong

Andrew Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Andrew Wong	President, CEO, Secretary, Treasurer and Director	February 21, 2007
Andrew Wong

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended November 30, 2006 and fiscal period ended November 30, 2005                                           F-2

Statements of Operations for the fiscal year ended November 30, 2006 and fiscal period ended November 30, 2005                            F-3

Statements of Cash Flows for the fiscal year ended November 30, 2006 and fiscal period ended November 30, 2005                           F-4

Statements of Shareholder's Equity (Deficiency)                                                                                                                                     F-5

Notes to Financial Statements                                                                                                                                                                F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MONZA VENTURES INC.

(A development stage company)

We have audited the accompanying balance sheets of Monza Ventures Inc. (a development stage company) as at November 30, 2006 and 2005 and the related statements of stockholders' equity, operations and cash flows for the period from September 6, 2005 (date of inception) to November 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2006 and 2005 and the results of its operations and its cash flows for the period from September 6, 2005 (date of inception) to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia, Canada	/s/ "Vellmer & Chang"
February 1, 2007	Chartered Accountants

Monza Ventures Inc.

(A Development Stage Company)

Balance Sheets

As at November 30, 2006

(With Comparative Figures as at November 30, 2005

(Expressed in US dollars)

	As at November 30, 2006 ($)	As at November 30, 2005 ($)
ASSETS
Current Assets

Cash	$ 490	$ 1,873
TOTAL CURRENT ASSETS	$490	$ 1,873

Website Development Cost	$5,000	-
TOTAL ASSETS	$5,490	$ 1,873

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and Accrued Liabilities	19,079	1,000
Loans from Related Party	8,606	-
Total Current Liabilities	27,685	1,000
Commitments (Note 5)
Stockholders' Equity (Deficiency)
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
10,500,000 common shares	10,500	10,500
Additional Paid In Capital	13,500	13,500
Deficit, accumulated during the exploration stage	(46,195)	(23,127)
Total Stockholders' Equity (Deficiency)	(22,195)	873

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)	5,490	$ 1,873

Approved on behalf of the Board
"Andrew Wong", Director and Chief Executive Officer
See Accompanying Notes

Monza Ventures Inc.

(A Development Stage Company)

Statements of Operations and Deficit

(Expressed in US dollars)

	Cumulative From Date of Inception on September 6, 2005, to November 30, 2006	For the Year Ended November 30, 2006	For the period September 6, 2005 (Inception Date) to November 30, 2005
General and Administrative Expenses
Consulting and Professional Fees	30,635	9,635	21,000
Facilities Costs	14,000	12,000	2,000
Filing and Transfer Agent Fees	1271	1146	125
Bank Charges	289	287	2
	(46,195)	(23,068)	($23,127)
Net Profit (Loss) for the Period	(46,195)	(23,068)	($23,127)

Net Profit (Loss) per Common Share		$(0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding		10,500,000	9,924,419
Basic and diluted
See Accompanying Notes

Monza Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	Cumulative From Date of Inception on September 6, 2005, to November 30, 2006	For the Year Ended November 30, 2006	For the period September 6, 2005 (Inception Date) to November 30, 2005
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	(46,195)	(23,068)	(23,127)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	19,079	18,079	1,000
Cash Used in operating activities	(27,116)	(4,989)	(22,127)

Investing Activities
Website Development	(5,000)	(5,000)	-
Cash Used in investing activities	(5,000)	(5,000)	-

Financing Activities
Capital Stock subscribed	24,000	-	24,000
Loan from Shareholder	8,606	8,606	-
Cash provided by financing activities	32,606	8,606	24,000

Cash Increased (Decreased)	490	(1,383)	1,873
during the period

Cash, Beginning of Period	-	1,873	-
Cash, End of Period	490	490	1,873

See Accompanying Notes

Monza Ventures Inc.

(A Nevada Corporation)

Statements of Stockholders' Equity (Deficiency)

Accumulated for the period from date of inception, on September 6, 2005, to November 30, 2006

(Expressed in US dollars)

	Price Per Share	Number of Common Shares	Par Value	Additional Paid-In-Capital	Deficit Accumulated	Total Stockholders Equity (Deficiency)

Shares issued (September 9, 2005)	$0.001	5,000,000	5,000			5,000
Shares issued (September 12, 2005)	$0.001	4,000,000	4,000			4,000
Shares issued (September 13, 2005)	$0.01	1,500,000	1,500	13,500		15,000

Net Loss for the period from date of inception on September 6, 2005 to November 30, 2005					(23,127)	(23,127)
Balance November 30, 2005		10,500,000	10,500	13,500	(23,127)	873

Net Loss for the year ended November 30, 2006					(23,068)	(23,068)
Balance November 30, 2006		10,500,000	10,500	13,500	(46,195)	(22,195)
See Accompanying Notes

Monza Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the fiscal year ended November 30, 2006

(Expressed in U.S. Dollars)

Note 1.        INCORPORATION AND OPERATING ACTIVITIES

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on September 6, 2005. The Company intends to commence operations as an e-commerce retailer of overstock items through a website on the internet.

These financials statements have been prepared on a going concern basis. The Company has accumulated deficit of $46,195 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company's to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's year-end is November 30.

Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)                 Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2006, there were no cash equivalents.

b)                 Development Stage Company

The Company complies with Statement of Financial Accounting Standard SFAS No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

c)                 Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

d)                 Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

e)                 Financial Instruments

The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)                  Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

g)                 Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at November 30, 2006, diluted net loss per share is equivalent to basic net loss per share.

h)                 Website Development Cost

The Company adopted EITF 00-2,  "Accounting for  Website  Development  Costs,"  which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of  websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. As at November 30, 2006, the Company accrued $5,000 website development cost and has not recorded an amortization of the website development cost as the operation of the website has not yet completed.

i)                 Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.   SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended November 30, 2006.

j)                 Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display  of  comprehensive income, its components and accumulated balances. The  Company  is  disclosing  this information on its Statement of Stockholders' Equity.  Comprehensive income  comprises  equity  except  those resulting  from  investments by owners and distributions to owners.

The Company has no elements of "other comprehensive  income" during the period ended November 30, 2006.

k)                 Revenue Recognition

The Company's business is in the sale of overstock items through a website on the internet.  The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured.  The Company does not carry a physical inventory.  Instead, the product sold is drop shipped directly from the supplier to the customer.  In this capacity, the Company is acting as an agent for the supplier and under EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" recognizes transactions on the net basis.

l)                 Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended November 30, 2006.

m)                 New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3.       CAPITAL STOCK

On September 9, 2005, the Company issued 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On September 12, 2005, the Company issued 4,000,000 common shares at $0.001 per share for total proceeds of $4,000.

On September 13, 2005, the Company issued 1,500,000 common shares at $0.01 per share for total proceeds of $15,000.

Note 4.        INCOME TAXES

As at November 30, 2006, the Company has an estimated net operating loss carryforward for tax purpose of approximately $46,000. This amount may be applied against future federal taxable income and expires 2025 to 2026.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2006.  The significant components of the deferred tax asset as at November 30, 2006 were as follows:

	November 30, 2006	November 30, 2005
Net Operating loss carryfowards	16,150	8,000
Valuation allowance	(16,150)	(8,000)
Net Deferred Tax asset	-	-

Note 5.       COMMITMENTS

On November 15, 2005, the management of the Company signed a web design contract with Fusion Business Group Inc. (a company controlled by a relative of the director) to create and develop the Company's website. In consideration the Company agreed to pay Fusion Business Group Inc. a fixed fee of $20,000, $5,000 of the total $20,000 has been accrued as at November 30, 2006.

Note 6.        RELATED PARTY TRANSACTIONS

During the period ended November 30, 2006, the Company incurred consulting fees and rent for $ nil (2005: $21,000) and $12,000 (2005: $2,000), respectively, to persons or companies controlled by persons relate to the sole director of the Company. As at November 30, 2006, included in accounts payable of $13,000 (2005: $1,000) is payable to a company controlled by a person related to the sole director of the Company.

The shareholder loan is unsecured, non-interest bearing and has no stated terms of repayment.