Form 10QSB/A
period 2006-08-31
Monza Ventures Inc.
filed 2007-04-04
CIK 1347870

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

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 4, 2007

April 7, 2007	/s/ "Andrew Wong"
Mr. Andrew Wong, President