Form 10KSB
period 2007-11-30
Monza Ventures Inc.
filed 2008-02-27
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended November 30, 2007

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

1018 HUGUANG RD. CHANG CHUN, CHINA, 130012

----------------------------------------------------------

(Address of principal executive office)

011-86-43185918321

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of November 30, 2007 is $55,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of November 30, 2007, there are 10,500,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

MONZA VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended November 30, 2007

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

PART I

Item 1.    Description of Business

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website, foreignbargains.com. We expect that our website will reach the beta phase of development by the end of April 2008. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds. During September of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this prospectus. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $2,976. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

We are applying to become a public reporting company in order to provide our shareholders increased liquidity for their common shares and to provide our company an alternative avenue to raise additional investment capital in order to proceed with our business plan.

Our principal executive offices are located at 1018 Huguang Rd., Chang Chun, China, 130012 and our telephone number is 011-86-43185918321. Our fiscal year end is November 30th.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 1018 Huguang Rd., Chang Chun, China, 130012 and our telephone number is 011-86-43185918321.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Monza Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

As of November 30, 2007, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended November 30th, 2007.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "MZAV". Our common stock has been listed on the OTC Bulletin Board since June 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 10,500,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of November 30th, 2007, the approximate number of holders of Common Stock of the Company is 29.

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

Overview

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website, foreignbargains.com. We expect that our website will reach the beta phase of development by the end of April 2008. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended November 30, 2007 and no revenues have been earned by the Company since it's inception. We do not expect to be generating revenues until the 2nd phase of the Company's website is complete and commercialization of the Company's product and services can begin.

General & Administrative Expenses

General and administrative expenses totaled $23,659 for the fiscal year ended November 30, 2007. This is compared to general and administrative expenses totaling $23,068 for the fiscal period ended November 30, 2006. General and administrative expenses is largely attributed to fees paid for professional services and rent on the office premise.

We experienced a net loss of $23,659 for the fiscal year ended November 30, 2007 compared to a net loss of $23,068 for the fiscal period ended November 30, 2006.

Liquidity and Capital Resources

As of November 30, 2007, the Company had cash of $2,976. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

On January 23, 2008, the Company dismissed Vellmer & Chang as the Company's independent registered public accounting firm. On January 28, 2008, the Company engaged McElravy, Kinchen & Associates, PC as its new independent registered public accounting firm for its fiscal year ending November 30, 2007 and 2006. The Company's decision to engage McElravy, Kinchen & Associates, PC was approved by its Board of Directors.

Vellmer & Chang was engaged in November 29, 2005. The audit reports of Vellmer & Chang on the Company's financial statements for each of the most recent fiscal year did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Vellmer & Chang's opinions included an explanatory paragraph regarding the existence of substantial doubt about the Company's ability to continue as a going concern.

During the Company's most recent fiscal year and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with Vellmer & Chang on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Vellmer & Chang would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with McElravy, Kinchen & Associates, PC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by McElravy, Kinchen & Associates, PC that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 8A: Controls and Procedures

Evaluation of disclosure controls and procedures. As of November 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Andrew Wong	40	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending November 30, 2007, Form 3 reports were not timely filed by Andrew Wong, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Andrew Wong	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 1018 Huguang Rd., Chang Chun, China, 130012.

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

2007 - $8,020           McElravy, Kinchen & Associates, P.C.

2006 - $8,020           Vellmer & Chang, Chartered Accountants.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2007 - $7,251        McElravy, Kinchen & Associates, P.C.

2007 - $0               Vellmer & Chang, Chartered Accountants.

2006 - $9,635        Vellmer & Chang, Chartered Accountants.

2006 - $0               McElravy, Kinchen & Associates, P.C.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0               McElravy, Kinchen & Associates, P.C.

2006 - $0               Vellmer & Chang, Chartered Accountants.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0               McElravy, Kinchen & Associates, P.C.

2006 - $0               Vellmer & Chang, Chartered Accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2008

Monza Ventures Inc.

(Registrant)

By: /s/ Andrew Wong

Andrew Wong

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Andrew Wong	President, CEO, Secretary, Treasurer and Director	February 27, 2008
Andrew Wong

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended November 30, 2007 and fiscal period ended November 30, 2006                                                                                                    F-2

Statements of Operations for the fiscal year ended November 30, 2007 and 2006 and and the period from September 6, 2005 (inception) through November 30, 2007         F-3

Statements of Cash Flows for the fiscal year ended November 30, 2007 and 2006 and and the period from September 6, 2005 (inception) through November 30, 2007        F-4

Statements of Shareholder's Equity (Deficiency) for the period from September 5, 2006 (inception) through November 30, 2007                                                                    F-5

Notes to Financial Statements                                                                                                                                                                                                                        F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MONZA VENTURES INC.

(A development stage company)

We have audited the accompanying balance sheet of Monza Ventures Inc. (a development stage company) as of November 30, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and the period September 6, 2005 (inception) through November 30, 2006.These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monza Ventures Inc. as of November 30, 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

Houston, Texas

February 26, 2008

Monza Ventures Inc.

(A Development Stage Company)

Balance Sheets

As of November 30, 2006 and 2007

	As at November 30, 2007 ($)	As at November 30, 2006 ($)
ASSETS
Current Assets

Cash	$ 2,976	$ 490
TOTAL CURRENT ASSETS	2,976	490

Website Development Cost	5,000	5,000
TOTAL ASSETS	$ 7,976	$5,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and Accrued Liabilities	$ 2,590	$ 6,079
Due from Related Parties	19,000	13,000
Loans from Related Party	30,006	8,606
Total Current Liabilities	51,596	27,685
Commitments
Stockholders' Deficit
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding as of November 30, 2007 and 2006 respectively:
10,500,000 common shares	10,500	10,500
Additional Paid In Capital	15,734	13,500
Deficit, accumulated during the exploration stage	(69,854)	(46,195)
Total Stockholders' Deficit	(43,620)	(22,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7,976	$ 5,490

See the accompanying summary of accounting policies and notes to the financial statements

Monza Ventures Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended November 30, 2007 and 2006 and the Period

From September 6, 2005 (Inception) Through November 30, 2007

	For the Year Ended November 30, 2007	For the Year Ended November 30, 2006	For the period September 6, 2005 (Inception Date) to November 30, 2007
General and Administrative Expenses
Filing Fees	$ 1,054	$ 1,146	$ 2,200
Bank Charges	120	287	409
Professional Fees	8,251	9,635	39,011
Interest Expense	2,234	-	2,234
Rent	12,000	12,000	26,000
	23,659	23,068	69,854
Net Profit (Loss) for the Period	$ (23,659)	$ (23,068)	($69,854)

Net Profit (Loss) per Common Share	$(0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding	10,500,000	10,500,000
Basic and diluted
See the accompanying summary of accounting policies and notes to the financial statements

Monza Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended November 30, 2007 and 2006 and the Period

From September 6, 2005 (Inception) Through November 30, 2007

	For the Year Ended November 30, 2007	For the Year Ended November 30, 2006	For the period September 6, 2005 (Inception Date) to November 30, 2007
Cash Flows from
Operating Activities
Net Loss	$ (23,659)	$ (23,068)	$ (69,854)
Imputed interest on related party advances	2,234	-	2,234
Adjustments to reconcile net loss to cash used in operating activities:
Changes in non-cash working capital items
Accounts payable and accrued liabilities	2,511	18,079	21,590
Net Cash Flows Used in Operations	(18,914)	(4,989)	(46,030)

Cash Flow from Investing Activities
Website Development	-	(5,000)	(5,000)
Net Cash Flow Used in Investing Activities	-	(5,000)	(5,000)

Cash Flows from Financing Activities
Advances from related party	21,400	8,606	24,000
Issuance of common stock	-	-	30,006
Net Cash Flow Provided by Financing Activities	21,400	8,606	54,006

Net Increase (Decrease) in Cash	2,486	(1,383)	2,976

Cash and Cash Equivalents, Beginning of Period	490	1,873	-
Cash and Cash Equivalents, End of Period	$ 2,976	$ 490	$ 2,976

Supplementary Information
Interest Paid	-	-	-
Taxes Paid	-	-	-

See the accompanying summary of accounting policies and notes to the financial statements

Monza Ventures Inc.

(A Nevada Corporation)

Statements of Stockholders' Equity (Deficiency)

Accumulated for the period from date of inception, on September 6, 2005, to November 30, 2007

	Common Stock
	Number of Common Shares	Amount	Additional Paid-In-Capital	(Deficit) During the Development Stage	Total Stockholders' Deficit

Inception - September 6, 2005	-	$-	$-	$-	$-

Issuance of founders shares	5,000,000	5,000	-	-	5,000
Shares issued for cash	5,500,000	5,500	13,500	-	19,000

Net Loss for the period from date of inception on September 6, 2005 to November 30, 2005	-	-	-	(23,127)	(23,127)
Balance November 30, 2005	10,500,000	10,500	13,500	(23,127)	873

Net Loss for the year ended November 30, 2006				(23,068)	(23,068)
Balance November 30, 2006	10,500,000	10,500	13,500	(46,195)	(22,195)

Imputed interest			2,234		2,234
Net Loss for the year ended November 30, 2007				(23,659)	(23,659)
Balance November 30, 2007	10,500,000	$10,500	$ 13,500	$ (69,854)	$ (43,620)
See the accompanying summary of accounting policies and notes to the financial statements

Monza Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the fiscal year ended November 30, 2007

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage company which was incorporated in the State of Nevada, United States of America on September 6, 2005. The Company intends to commence operations as an e commerce retailer of overstock items through a website on the internet.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2007 and 2006, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

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

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses was determined by management to be immaterial.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending November 30, 2007.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of November 30, 2007.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options or warrants during the period from inception to November 30, 2007.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Monza considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended November 30, 2007 and 2006.

New Accounting Standards

Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 69,854 and has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2007, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3       CAPITAL STOCK

On September 9, 2005, the Company issued 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On September 12, 2005, the Company issued 4,000,000 common shares at $0.001 per share for total proceeds of $4,000.

On September 13, 2005, the Company issued 1,500,000 common shares at $0.01 per share for total proceeds of $15,000.

NOTE 4        INCOME TAXES

As of November 30, 2007 and 2006, the Company has an estimated net operating loss carryforward for tax purpose of $69,584 and $46,195, respectively. This amount may be applied against future federal taxable income and expires in 2027.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2007 and 2006. The significant components of the deferred tax asset as at November 30, 2007 and 2006 are as follows:

	2007	2007
Net Operating loss carryfowards	$ 23,750	$ 15,706
Valuation allowance	(23,750)	(15,706)
Net Deferred Tax asset	$ -	$ -

NOTE 5       COMMITMENTS

On November 15, 2005, the management of the Company signed a web design contract with Fusion Business Group Inc. (a Company controlled by a relative of the Director) to create and develop the Company's website. In consideration, the Company agreed to pay Fusion Business Group a fixed fee of $20,000. $5,000 of the fee has been accrued and paid as of November 30, 2007.

NOTE 6        RELATED PARTY TRANSACTIONS

For periods ended November 30, 2007 and 2006, the Company incurred rent of $12,000 and $12,000, respectively to a company controlled by persons related to the sole director of the Company.

As of November 30, 2007 and 2006, $19,000 and $13,000, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the company.

A shareholder loaned the Company $21,400 and $8,606 during the periods ended November 30, 2007 and 2006, respectively. The balance of $30,006 is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $2,234 is included in additional paid in capital.

CERTIFICATION

I, Andrew Wong , Chief Executive Officer and Chief Accounting Officer of Monza Ventures, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of the Company.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as 4efined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether r not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 28, 2008

/s/ Andrew Wong

Chief Executive Officer and Chief Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Monza Ventures, Inc. (the "Company") on Form 10-K for the year ended November 30, 2007 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Andrew Wong

Andrew Wong

Chief Executive Officer and Chief Accounting Officer

Dated: February 28, 2008

A signed original of this written statement required by Section 906 has been provided to Monza Ventures, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.