Form 10QSB
period 2008-02-29
Monza Ventures Inc.
filed 2008-03-27
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Monza Ventures Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

1018 Huguang Rd., Chang Chun, China, 130012

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

011-86-43185918321

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 28, 2008 was 10,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheet as of February 29, 2008 and November 30, 2007 (Unaudited)......................................................................................................................3

Statement of Operations for the Three months ended February 29, 2008 and 2007 and the period from September 6, 2005 (inception) through February 29,     2008 (Unaudited)...4

Statement of Cash Flows for the Three months ended February 29, 2008 and 2007 and the period from September 6, 2005 (inception) through February 29,     2008 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheets

As of February 29, 2008 and November 30, 2007

(Unaudited)

	February 29, 2008	November 30, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$ 341	$ 2,976
TOTAL CURRENT ASSETS	341	2,976

Website Development Costs	5,000	5,000

TOTAL ASSETS	$ 5,341	$ 7,976

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 3,199	$ 2,590
Dues from Related Parties	22,000	19,000
Loan from Related Party	30,006	30,006
TOTAL CURRENT LIABILITIES	55,205	51,596

COMMITMENTS

SHAREHOLDER'S DEFICIT
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and outstanding
10,500,000 common shares issued and outstanding at February 29, 2008 and November 30, 2007 respectively	10,500	10,500
Additional paid in capital	16,332	15,734
(Deficit) accumulated during the exploration stage	(76,696)	(69,854)
TOTAL STOCKHOLDERS' DEFICIT	(49,864)	(43,620)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 5,341	$ 7,976

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statement of Operations

Three Month Ended February 29, 2008 and 2007 and the Period From September 6, 2005 (Inception) through February 29, 2008

(Unaudited)

	Three Months Ended		September 6, 2005 (Inception)
	February 29, 2008	February 28, 2007	to February 28, 2008
General and Administration Expenses
Filing Fees	$ 812	$ -	$ 3,012
Bank Charges and Interest	54	58	463
Professional Fees	2,378	5,088	41,389
Rent	3,000	3,000	29,000
Interest Expense	598	-	2,832
Operating Loss	6,482	8,146	76,696
Net (Loss) for the Period	$ (6,482)	$ (8,146)	$ (76,696)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statement of Cash Flows

Three Month Ended February 29, 2008 and 2007 and the Period From September 6, 2005 (Inception) through February 29, 2008

(Unaudited)

	Three Months Ended		September 6, 2005 (Inception)
	February 29, 2008	February 28, 2007	to February 28, 2008
Cash Flows from Operating Activities
Net (loss) for the period	$ (6,842)	$ (8,146)	$ (76,696)
Adjustments to reconcile net loss to cash used in operating activities
Imputed interest on related party transactions	598	-	2,832
Changes in:
Accounts Payable and Accrued Liabilities	3,609	7,059	25,198
Net Cash Used in Operating Activities	(2,635)	(1,087)	(48,666)

Cash Flows from Investing Activities
Website Development	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

Cash Flows from Financing Activities
Advances from Related Party	-	6,400	30,006
Issuance of Common Stock	-	-	24,000
Net Cash Provided by Financing Activities	-	6,400	54,006

Net Change in Cash	(2,635)	5,313	341
Cash at Beginning of Period	2,976	490	-
Cash at End of Period	$ 341	$ 5,803	$ 341

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Monza Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Monza Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Monza's audited 2007 annual financial statements and notes thereto filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Monza's 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $76,696 and has insufficient working capital to meet operating needs for the next twelve months as of February 29, 2008, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the period ended February 29, 2008, the Company incurred rent of $3,000 to a company controlled by persons related to the sole director of the Company.

As of February 29, 2008 and November 30, 2007, $22,000 and $19,000, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the Company.

A shareholder loaned the Company $30,006 during the period ended November 29, 2007. The balance is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $2,234 and $598 is included in additional paid in capital for the periods ended November 30, 2007 and February 29, 2008, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended February 29, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the quarter ended February 29, 2008.

The Company experienced general and administration expenses of $6,842 for the quarter ended February 29, 2008. For the quarter ended February 28, 2007, the Company experienced general and administration expenses of $8,146. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $76,696. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the quarter ended February 29, 2008, the company experienced a net loss of $6,842.

Liquidity and Capital Resources

During the three month period ended February 29, 2008, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of February 29, 2008, the Company has cash on hand in the amount of $341. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of February 29, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended February 29, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 28, 2008

March 28, 2008	/s/ "Andrew Wong"
Mr. Andrew Wong, President