Form 10QSB
period 2008-05-31
Monza Ventures Inc.
filed 2008-07-11
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of May 31, 2008 was 10,500,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheet as of May 31, 2008 and November 30, 2007 (Unaudited)............................................................................................................................3

Statement of Operations for the Three months and Six Months ended May 31, 2008 and 2007 and the period from September 6, 2005 (inception) through May 31, 2008 (Unaudited)...4

Statement of Cash Flows for the Six months ended May 31, 2008 and 2007 and the period from September 6, 2005 (inception) through May 31, 2008 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheets

As of May 31, 2008 and November 30, 2007

(Unaudited)

	May 31, 2008	November 30, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$ 31	$ 2,976
TOTAL CURRENT ASSETS	31	2,976

Website Development Costs	5,000	5,000

TOTAL ASSETS	$ 5,031	$ 7,976

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 3,199	$ 2,590
Due to Related Parties	25,000	19,000
Loan from Related Party	34,806	30,006
TOTAL CURRENT LIABILITIES	63,005	51,596

COMMITMENTS (Note 5)

STOCKHOLDER'S DEFICIT
Common Stock
Authorized:
75,000,000 common shares authorized, at $0.001 par value
10,500,000 common shares issued and outstanding at May 31, 2008 and November 30, 2007 respectively	10,500	10,500
Additional paid in capital	16,994	15,734
Deficit, accumulated during the exploration stage	(85,468)	(69,854)
TOTAL STOCKHOLDERS' DEFICIT	(57,974)	(43,620)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 5,031	$ 7,976

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months and Six Months Ended May 31, 2008 and 2007 and the Period From September 6, 2005 (Inception) through May 31, 2008

(Unaudited)

	Three Months Ended		Six Months Ended		September 6, 2005 (Inception)
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007	to May 31, 2008
General and Administration Expenses
Filing Fees	$ 551	$ 227	$ 813	$ 326	$ 3,012
Bank Charges and Interest	53	28	106	85	516
Professional Fees	4,507	1,912	7,435	7,000	46,446
Rent	3,000	3,000	6,000	6,000	32,000
Interest Expense	662	-	1261	-	3,494
Operating Loss	8,773	5,166	15,615	13,411	85,468
Net (Loss) for the Period	$ (8,773)	$ (5,167)	$ (15,615)	$ (13,411)	$ (85,468)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Six Months Ended May 31, 2008 and 2007 and the Period From September 6, 2005 (Inception) through May 31, 2008

(Unaudited)

	Six Months Ended		September 6, 2005 (Inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
Cash Flows from Operating Activities
Net (loss) for the period	$ (15,615)	$ (13,411)	$ (85,468)
Adjustments to reconcile net loss to cash used in operating activities
Imputed interest on related party transactions	1,261	-	3,494
Changes in:
Accounts Payable and Accrued Liabilities	6,609	(8,079)	28,199
Net Cash Used in Operating Activities	(7,745)	(21,490)	(53,775)

Cash Flows from Investing Activities
Website Development	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

Cash Flows from Financing Activities
Advances from Related Party	4,800	21,400	34,806
Issuance of Common Stock	-	-	24,000
Net Cash Provided by Financing Activities	4,800	21,400	58,806

Net Change in Cash	(2,945)	(90)	31
Cash at Beginning of Period	2,976	490	-
Cash at End of Period	$ 31	$ 400	$ 31

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

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

NOTE 2 - GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $85,468 and has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2008, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the six month period ended May 31, 2008, the Company incurred rent of $6,000 to a company controlled by persons related to the sole director of the Company.

As of May 31, 2008 and November 30, 2007, $25,000 and $19,000, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the Company.

A shareholder loaned the Company $4,800 during the period ended May 31, 2008. The balance is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $1,261 is included in additional paid in capital for the six month period ended May 31, 2008.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended May 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the six months ended May 31, 2008.

The Company experienced general and administration expenses of $15,615 for the six months ended May 31, 2008. For the six months ended May 31, 2007, the Company experienced general and administration expenses of $13,312. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $85,468. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the six months ended May 31, 2008, the company experienced a net loss of $15,615.

Liquidity and Capital Resources

During the six months period ended May 31, 2008, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of May 31, 2008, the Company has cash on hand in the amount of $31. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

During the quarter ended May 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 11, 2008

July 11, 2008	/s/ "Andrew Wong"
Mr. Andrew Wong, President