Form 10QSB
period 2008-08-31
Monza Ventures Inc.
filed 2008-10-15
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	"	Accelerated filer	"
Non-accelerated filer	"	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes ☒  No  "

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 7, 2008, was 10,500,000 shares .

1

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheets as of August 31, 2008 and November 30, 2007 (Unaudited).............................................................................................................................3

Statements of Operations for the Three months and Nine Months ended August 31, 2008 and 2007 and the period from September 6, 2005 (inception) through August 31, 2008 (Unaudited)....................................................................................................................................................................................................4

Statements of Cash Flows for the Nine months ended August 31, 2008 and 2007 and the period from September 6, 2005 (inception) through August 31, 2008 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheets

As of August 31, 2008 and November 30, 2007

(Unaudited)

	August 31, 2008	November 30, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$ 31	$ 2,976
TOTAL CURRENT ASSETS	31	2,976

Website Development Costs	5,000	5,000

TOTAL ASSETS	$ 5,031	$ 7,976

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 3,199	$ 2,590
Due to Related Parties	28,000	19,000
Loan from Related Party	35,106	30,006
TOTAL CURRENT LIABILITIES	66,305	51,596

STOCKHOLDER'S DEFICIT
Common Stock
Authorized:
75,000,000 common shares authorized, at $0.001 par value
10,500,000 common shares issued and outstanding at August 31, 2008 and November 30, 2007 respectively	10,500	10,500
Additional paid in capital	17,700	15,734
Deficit, accumulated during the exploration stage	(89,474)	(69,854)
TOTAL STOCKHOLDERS' DEFICIT	(61,274)	(43,620)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 5,031	$ 7,976

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months and Nine Months Ended August 31, 2008 and 2007 and the Period From September 6, 2005 (Inception) through August 31, 2008

(Unaudited)

	Three Months Ended		Nine Months Ended		September 6, 2005 (Inception)
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007	to August 31, 2008
General and Administration Expenses
Filing Fees	$ 267	$ 225	$ 1,080	$ 551	$ 3,279
Bank Charges	33	3	139	88	549
Professional Fees	-	1,251	7,435	8,251	46,446
Rent	3,000	3,000	9,000	9,000	35,000
Interest Expense	706	-	1,966	-	4,200
Operating Loss	(4,006)	(4,479)	(19,620)	(17,890)	(89,474)
Net (Loss) for the Period	$ (4,006)	$ (4,479)	$ (19,620)	$ (17,890)	$ (89,474)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Nine Months Ended August 31, 2008 and 2007 and the Period From September 6, 2005 (Inception) through August 31, 2008

(Unaudited)

	Nine Months Ended		September 6, 2005 (Inception)
	August 31, 2008	August 31, 2007	to August 31, 2008
Cash Flows from Operating Activities
Net (loss) for the period	$ (19,620)	$ (17,890)	$ (89,474)
Adjustments to reconcile net loss to cash used in operating activities
Imputed interest on related party transactions	1,966	-	4,200
Changes in:
Accounts Payable and Accrued Liabilities	9,609	1,397	31,199
Net Cash Flow Used in Operating Activities	(8,045)	(16,493)	(54,075)

Cash Flows from Investing Activities
Website Development	-	-	(5,000)
Net Cash Flow Used in Investing Activities	-	-	(5,000)

Cash Flows from Financing Activities
Advances from Related Party	5,100	21,400	35,106
Issuance of Common Stock	-	-	24,000
Net Cash Provided by Financing Activities	5,100	21,400	59,106

Net Change in Cash	(2,945)	4,907	31
Cash at Beginning of Period	2,976	490	-
Cash at End of Period	$ 31	$ 5,397	$ 31

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

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

NOTE 2 - GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $89,474 and has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2008, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine month period ended August 31, 2008, the Company incurred rent of $9,000 to a company controlled by persons related to the sole director of the Company.

As of August 31, 2008 and November 30, 2007, $28,000 and $19,000, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the Company.

A shareholder loaned the Company $5,100 during the period ended August 31, 2008. The balance is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $1,966 is included in additional paid in capital for the nine month period ended August 31, 2008.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended August 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the nine months ended August 31, 2008.

The Company experienced general and administration expenses of $19,620 for the nine months ended August 31, 2008. For the nine months ended August 31, 2007, the Company experienced general and administration expenses of $18,418. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $89,474. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the nine months ended August 31, 2008, the company experienced a net loss of $19,620.

Liquidity and Capital Resources

During the nine months period ended August 31, 2008, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of August 31, 2008, the Company has cash on hand in the amount of $31. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)      Changes in Internal Controls.

During the quarter ended August 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

None

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized October 15, 2008

October 15, 2008	/s/ "Chen Wang"
Mr. Chen Wang, President