Form 10-Q
period 2009-02-28
Monza Ventures Inc.
filed 2009-04-14
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009.

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 14, was 10,500,000 shares .

1

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheets as of February 28, 2009 and November 30, 2008 (Unaudited).............................................................................................................................3

Statements of Operations for the Three months and Nine Months ended February 28, 2009 and 2008 and the period from September 6, 2005 (inception) through February 28, 2009 (Unaudited)....................................................................................................................................................................................................4

Statements of Cash Flows for the Three months ended February 28, 2009 and 2008 and the period from September 6, 2005 (inception) through February 28, 2009 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheets

As of February 28, 2009 and November 30, 2008

(Unaudited)

	February 28, 2009	November 30, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$ 101	$ 339
TOTAL CURRENT ASSETS	101	339

		5,000

TOTAL ASSETS	$ 5,031	$ 7,976

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 3,199	$ 3,199
Due to Related Parties	34,000	31,000
Loan from Related Party	40,406	37,206
TOTAL CURRENT LIABILITIES	77,605	71,405

STOCKHOLDER'S DEFICIT
Common Stock
Authorized:
75,000,000 common shares authorized, at $0.001 par value
10,500,000 common shares issued and outstanding at August 31, 2008 and November 30, 2007 respectively	10,500	10,500
Additional paid in capital	19,160	18,415
Deficit, accumulated during the exploration stage	(107,164)	(99,981)
TOTAL STOCKHOLDERS' DEFICIT	(77,504)	(71,066)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 101	$ 339

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months and Nine Months Ended February 28, 2009 and 2008 and the Period From September 6, 2005 (Inception) through February 28, 2009

(Unaudited)

	Three Months Ended		September 6, 2005 (Inception)
	February 28, 2009	February 29, 2008	to February 28, 2009
General and Administration Expenses
Filing Fees	$	$ 812	$ 3,280
Bank Charges	350	54	940
Professional Fees	3,088	2,378	51,284
Rent	3,000	3,000	41,000
Website development costs			5,000
Interest Expense	745	598	5,660
Operating Loss	(7,183)	(6,842)	(107,164)
Net (Loss) for the Period	$ (7,183)	$ (6,842)	$ (107,164)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Three Months Ended February 28, 2009 and 2008 and the Period From September 6, 2005 (Inception) through February 28, 2009

(Unaudited)

	Three Months Ended		September 6, 2005 (Inception)
	February 28, 2009	February 29, 2008	to February 28, 2009
Cash Flows from Operating Activities
Net (loss) for the period	$ (7,183)	$ (6,842)	$ (107,164)
Adjustments to reconcile net loss to cash used in operating activities
Imputed interest on related party transactions	745	598	5,660
Changes in:
Accounts Payable and Accrued Liabilities	3,000	3,609	37,199
Net Cash Flow Used in Operating Activities	(3,438)	(2,635)	(64,305)

Cash Flows from Financing Activities
Loan from Related Party	3,200	-	40,406
Issuance of Common Stock	-	-	24,000
Net Cash Provided by Financing Activities	3,200	-	64,406

Net Change in Cash	(238)	(2,635)	101
Cash at Beginning of Period	339	2,976	-
Cash at End of Period	$ 101	$ 341	$ 101

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements

Monza Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Monza Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Monza's audited 2008 annual financial statements and notes thereto filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Monza's 2008 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $107,164 and has insufficient working capital to meet operating needs for the next twelve months as of February 28, 2009, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three month period ended February 28, 2009, the Company incurred rent of $3,000 to a company controlled by persons related to the sole director of the Company.

As of February 28, 2009 and November 30, 2008, $34,000 and $31,000, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the Company.

A shareholder loaned the Company $3,200 during the period ended February 28, 2009. The balance is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $745 is included in additional paid in capital for the three month period ended February 28, 2009.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended February 28, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the thre months ended February 28, 2009.

The Company experienced general and administration expenses of $7,183 for the three months ended February 28, 2009. For the three months ended February 28, 2009, the Company experienced general and administration expenses of $6,842. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $107,164. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the three months ended February 28, 2009, the company experienced a net loss of $7,183.

Liquidity and Capital Resources

During the three months period ended February 28, 2009, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of February 28, 2009, the Company has cash on hand in the amount of $101. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

(b)      Changes in Internal Controls.

During the quarter ended February 28, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 14, 2009

April 14, 2009	/s/ "Chen Wang"
Mr. Chen Wang, President