Form 10-K/A
period 2007-11-30
Monza Ventures Inc.
filed 2009-05-13
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K/A

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

FORM 10-K/A

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

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.      Exhibits and Financial Statements Schedules

Item 14.      Principal Accountants Fees and Services

Signatures

Explanatory Note

Certain information required by Part II, Item 8 of Form 10-K was inadvertently omitted from our report on Form 10-K filed on March 19, 2009.  The omitted information is filed herewith and provided below as required.

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

2008 - $0                M&K CPAS, PLLC

2007 - $0                M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0                     M&K CPAS, PLLC

2007 - $0                     M&K CPAS, PLLC

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2009

Monza Ventures Inc.

(Registrant)

By: /s/ _Chen Wang

Chen Wang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Chen Wang	President, CEO, Secretary, Treasurer and Director	May 10, 2009
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

To the Board of Directors

Monza Ventures Inc.

We have audited the accompanying balance sheets of Monza Ventures Inc. (a development stage company) as of November 30, 2008 and 2007, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the period from September 6, 2005 (inception) through November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monza Ventures Inc. and as of November 30, 2008 and 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 13, 2009

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