Form 10-Q
period 2009-05-31
Monza Ventures Inc.
filed 2009-07-13
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended May 31, 2009.

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

778-284-2384

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	"	Accelerated filer	"
Non-accelerated filer	"	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes x  No  "

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of July 10, 2009 was 10,500,000 shares .

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheets as of May 31, 2009 and November 30, 2008 (Unaudited).............................................................................................................................3

Statements of Operations for the Three months and Six Months ended May 31, 2009 and 2008 and the period from September 6, 2005 (inception) through May 31, 2009 (Unaudited)....................................................................................................................................................................................................4

Statements of Cash Flows for the Six months ended May 31, 2009 and 2008 and the period from September 6, 2005 (inception) through May 31, 2009 (Unaudited)...5

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheets

As of May 31, 2009 and November 30, 2008

(Unaudited)

	May 31, 2009	November 30, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$ 383	$ 339
TOTAL CURRENT ASSETS	383	339

TOTAL ASSETS	$ 383	$ 339

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 3,199	$ 3,199
Due to Related Parties	37,000	31,000
Loan from Related Party	43,906	37,206
TOTAL CURRENT LIABILITIES	84,105	71,405

STOCKHOLDERS DEFICIT
Common Stock
Authorized:
75,000,000 common shares authorized, at $0.001 par value
10,500,000 common shares issued and outstanding at May 31, 2009 and November 30, 2008, respectively	10,500	10,500
Additional paid in capital	20,038	18,415
Deficit, accumulated during the development stage	(114,260)	(99,981)
TOTAL STOCKHOLDERS' DEFICIT	(83,722)	(71,066)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 383	$ 339

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months and Six Months Ended May 31, 2009 and 2008 and the Period From September 6, 2005 (Inception) through May 31, 2009

(Unaudited)

	Three Months Ended		Six Months Ended		September 6, 2005 (Inception)
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	to May 31, 2009
General and Administration Expenses
Filing Fees	$	$ 551	$	$ 813	$ 3,280
Bank Charges	92	53	442	106	1,033
Professional Fees	3,126	4,507	6,214	7,435	54,410
Rent	3,000	3,000	6,000	6,000	44,000
Website development costs	-	-	-	-	5,000
Interest Expense	867	662	1,623	1,261	6,538
Operating Loss	(7,085)	(8,773)	(14,279)	(15,615)	(114,260)
Net (Loss) for the Period	$ (7,085)	$ (8,773)	$ (14,279)	$ (15,615)	$ (114,260)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Six Months Ended May 31, 2009 and 2008 and the Period From September 6, 2005 (Inception) through May 31, 2009

(Unaudited)

	Three Months Ended		September 6, 2005 (Inception)
	May 31, 2009	May 31, 2008	to May 31, 2009
Cash Flows from Operating Activities
Net (loss) for the period	$ (14,279)	$ (15,615)	$ (114,260)
Adjustments to reconcile net loss to cash used in operating activities
Imputed interest on related party transactions	1,623	1,261	6,538
Changes in:
Accounts Payable and Accrued Liabilities	6,000	6,609	40,198
Net Cash Flow Used in Operating Activities	(6,656)	(7,745)	(67,524)

Cash Flows from Financing Activities
Loan from Related Party	6,700	4,800	43,907
Issuance of Common Stock	-	-	24,000
Net Cash Provided by Financing Activities	6,700	4,800	67,907

Net Change in Cash	44	(2,945)	383
Cash at Beginning of Period	339	2,976	-
Cash at End of Period	$ 383	$ 2,976	$ 383

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$ -	$ -	$ -
Cash paid for Income Taxes	-	-	-

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

NOTE 2 - GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $114,260 and has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2009, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of May 31, 2009 and November 30, 2008, $37,000 and $31,000, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the Company.

A shareholder loaned the Company $6,700 in the six month period ending May 31, 2009. The balance is unsecured, non-interest bearing, with no specific terms of repayment. Imputed interest in the amount of $1,623 is included in additional paid in capital for the six month period ended May 31, 2009.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended May 31, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the six months ended May 31, 2009.

The Company experienced general and administration expenses of $10,412 for the six months ended May 31, 2009. For the six months ended May 31, 2008, the Company experienced general and administration expenses of $15,615. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $114,260. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the three months ended May 31, 2009, the company experienced a net loss of $7,085 compared to a net loss of $8,773 for the three months ended May 31, 2008.

For the six months ended May 31, 2009, the company experienced a net loss of $10,412 compared to a net loss of $15,615 for the six months ended May 31, 2008.

Liquidity and Capital Resources

During the six month period ended May 31, 2009, the Company satisfied its working capital needs by using loans from the director. As of May 31, 2009, the Company has cash on hand in the amount of $383. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

As of May 31, 2009, the Company's chief executive officer and acting chief accounting  officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as they pertained to the 2009 financial statements.  The primary reason for this determination is required adjustments to general journal entries identified by our independent auditor during their review of our financial statements for the period ended May 31, 2009.

 (b)      Changes in Internal Controls.

During the quarter ended May 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 10, 2009.

July 10, 2009	/s/ "Chen Wang"
Mr. Chen Wang, President

EXHIBIT 31.1

CERTIFICATION

I, Chen Wang, certify that:

1. I have reviewed this Form 10-QSB quarterly report for the period ended May 31, 2009, of Monza Ventures, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

  (d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

  (a) any deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

July 10, 2009	/s/ Chen Wang
Mr. Chen Wang, Chairman and CEO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C., ss.1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Monza Ventures, Inc. (the "Company") for the quarter ended May 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer, President, Treasurer, and the principal financial officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents in all material respects the financial condition and results of operations of Monza Ventures, Inc.

 A signed original of this written statement required by Section 906, another document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

July 10, 2009	/s/ "Chen Wang"
Mr. Chen Wang, Chairman and CEO