Form 10-Q
period 2009-08-31
Monza Ventures Inc.
filed 2009-10-20
CIK 1347870

10-Q 1 monza10q3132.htm 10Q, EXHIBITS 31 AND 32

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended August 31, 2009.

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 20, 2009 was 10,500,000 shares .

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheets as of August 31, 2009 and November 30, 2008 (Unaudited)..........................................................................................................................4

Statements of Operations for the Three months and Nine months ended August 31, 2009 and 2008 and the period from September 6, 2005 (inception) through August 31, 2009 (Unaudited)..........................................................................................................................5

Statements of Cash Flows for the Nine months ended August 31, 2009 and 2008 and the period from September 6, 2005 (inception) through August 31, 2009 (Unaudited)..........................................................................................................................6

Part I - FINANCIAL INFORMATION

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

NOTE 2 - GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $116,060 and has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2009, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of August 31, 2009 and November 30, 2008, $37,000 and $37,206, respectively of accounts payable is payable to a company controlled by a person related to the sole director of the Company.

A shareholder loaned the Company $8,700 in the ninth month period ending August 31, 2009. The balance due of $45,906 is unsecured, non-interest bearing, with no specific terms of repayment.  Imputed interest of $1,623 is included in additional paid in capital for the nine month period ended August 31, 2009.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended August 31, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the nine months ended August 31, 2009.

The Company experienced general and administration expenses of $16,079 for the nine months ended August 31, 2009. For the nine months ended August 31, 2008, the Company experienced general and administration expenses of $19,620. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $116,060. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the three months ended August 31, 2009, the company experienced a net loss of $1,800 compared to a net loss of $4,668 for the three months ended August 31, 2008.

For the nine months ended August 31, 2009, the company experienced a net loss of $16,079 compared to a net loss of $19,620 for the nine months ended August 31, 2008.

Liquidity and Capital Resources

During the nine month period ended August 31, 2009, the Company satisfied its working capital needs by using loans from the director. As of August 31, 2009, the Company has cash on hand in the amount of $583. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

None

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

As of August 31, 2009, the Company's chief executive officer and acting chief accounting  officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as they pertained to the 2009 financial statements.  The primary reason for this determination is required adjustments to general journal entries identified by our independent auditor during their review of our financial statements for the period ended August 31, 2009.

 (b)      Changes in Internal Controls.

During the quarter ended August 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized October 20, 2009.

October 20, 2009	/s/ "Chen Wang"
Mr. Chen Wang, President