Form 10-Q/A
period 2009-08-31
Monza Ventures Inc.
filed 2010-02-03
CIK 1347870

10-Q 1 monza10q3132.htm 10Q, EXHIBITS 31 AND 32

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note: The Company's quarterly report on Form 10-Q/A for the period ended August 31, 2009 has been amended to include the quarterly ended August 31, 2009 financial statements. As they were inadvertently omitted from the original filing.

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

Monza Ventures Inc.

As of August 31, 2009 and November 30, 2008

(A Development Stage Company)

Balance Sheets

	August 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 583	$ 339
Total Current Assets	583	339

TOTAL ASSETS	$ 583	$ 339

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities Related Party	$ 3,199	$ 3,199
Dues from Related Parties Loan from Related Party	37,000 45,906	37,206 31,000
Total Current Liabilities	86,105	71,405

COMMITMENTS

Stockholders' Equity (Deficit)
Common stock
Authorized: $0.001 par value, 75,000,000 shares authorized
Issued and Outstanding
10,500,000 common shares	10,500	10,500
Additional paid in capital	20,038	18,415
Deficit, accumulated during the development stage	(116,060)	(99,981)
Total Stockholders' Equity (Deficit)	(85,522)	(71,066)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 583	$ 339

The accompanying notes are an integral part of these financial statements.

Monza Ventures Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		September 6, 2005 (Inception) to
	August 31 2009	August 31 2008	August 31 2009	August 31 2008	August 31, 2009
General and Administration Expenses
Filing Fees	$ -	$ 267	$ -	$ 1,080	$ 3,279
Bank charges	-	33	442	139	1,033
Professional	1,800	-	8,014	7,435	56,210
Interest Expenses	-	1,368	1,623	1,966	6,538
Rent	-	3,000	6,000	9,000	44,000
Website	-	-	-	-	5,000
Net (Loss) for the period	$ (1,800)	$ (4,668)	$ (16,079)	$ (19,620)	$ (116,060)

Net (Loss) per common share
Basic and diluted	0.00	0.00	0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	10,500,000	10,500,000	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements.

Monza Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

Nine Months Ended August 31, 2009 and 2008 and the Period September 6, 2005 (Inception) Through August 21, 2009

(Unaudited)

	For the		From September 6 2005
	Nine Months Ended		(Inception) to
	August 31,	August 31,	August 31,
	2009	2008	2009
Cash Flow from Operating Activities
Net profit (loss) for the period	$ (16,079)	$ (19,620)	$ (116,060)
Imputed interest on related party transactions Changes in:	1,623	1,966	6,538
Accounts payable and accrued liabilities	6,000	9,609	40,198
Net Cash Flow from Operating Activities	(8,456)	(8,045)	(69,324)

Cash Flow from Investing Activities
Website Development	-	-	-
Net Cash Flow Used for Investing Activities	-	-
Financing Activities
Advances from related party	8,700	5,100	45,907
Issuance of Common Stock	-	-	24,000

Net Cash Flow Provided by Financing Activities	8,700	5,100	69,907
Net Change in cash	244	(2,945)	583
Cash Beginning of Period	339	2,976	-
Cash End of Period	583	31	583

The accompanying notes are an integral part of these financial statements.

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