Form 10-K
period 2009-11-30
Monza Ventures Inc.
filed 2010-03-01
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended November 30, 2009

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

949-419-6588

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Monza's Common Stock owned by non-affiliates as of February 28, 2010 was $9,075,000.

Number of shares of each class of Monza Ventures' capital stock outstanding as of February 28, 2010: 10,500,000 shares of common stock

1

Monza Ventures Inc.

FORM 10-K

November 30, 2009 Annual Report on Form 10-K

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

We expect that our website will reach the beta phase of development by the end of December  2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds. During September of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this prospectus. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $333. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

We plan to commence operations as an e-commerce retailer that allows customers to purchase overstocked inventory items from factories in China. The initial region that we plan to market our website to is North America. Our website will contain a wide variety of overstocked goods from Chinese factories. Items that can be found on our website will vary depending on what items are over produced by the Chinese factories. As of the date of this prospectus, we do have any contracts, agreements, and understandings with any manufacturers in China. We have currently signed a contract with a Canadian business development firm to help us create and develop our website. We are planning to have our website fully developed and running by the end of December 2010.

This is the initial stage of our business. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $333 as of November 30, 2009. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

Our principal executive offices are located at 202 - 351 No. 13 Mai ZiDian Zao Ying Bei Li, Chaoyang District, Beijing, 100024 and our telephone number is 949-419-6588. Our fiscal year end is November 30th.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2010.

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

There will be many companies in this e-commerce industry that will compete with us. Most of these competitors have established businesses with returning customers. We will attempt to compete against these groups by offering a higher quality of products and services to our customers. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

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

Because our management only has limited technical training or experience in starting, and operating an e-commerce operation, management's decisions and choices may not take into account standard e-commerce or managerial approaches e-commerce companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Our management has limited experience with exploring for, starting, and operating a e-commerce business. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard or managerial approaches e-commerce companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

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

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended November 30, 2009.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter End	High	Low
May 31, 2009	$10.25	$10.25
August 31st, 2009	$10.25	$10.25
November 30, 2009	$10.25	$10.25

As of November 30, 2009, there were approximately 29 stockholders of record of the Company's Common Stock. As of such date, 10,500,000 common shares were issued and outstanding.

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

The Company has never issued securities under and does not have any equity compensation plan.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2009.

Item 6:     Selected Financial Data

	As of	As of	As of	As of
	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006
Balance Sheet
Total Assets	$333	$339	$7,976	$5,490
Total Liabilities	$90,105	$71,405	$51,596	$27,685
Stockholders Equity (Deficit)	($89,772)	($71,066)	$(43,620)	$(22,195)

	For the	For the	For the	From Inception
	Year ended	Year Ended	Year Ended	to
	November 30, 2009	November 30, 2008	November 30, 2007	November 30, 2006
Income Statement
Revenues	$ -	$ -	$ -	$ -
Total Expenses	$21,196	$30,127	$23,659	$23,068
Net Loss	($21,196)	($30,127)	($23,659)	($23,068)

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended November 30, 2010, and the factors that could affect our future financial condition and plan of operation.

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

Cash Requirements

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website. We expect that our website will reach the beta phase of development by the end of December 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.

We currently have not advanced beyond the business plan state from our inception until the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $333. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

Not accounting for our working capital deficit of $89,772, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $333 and a working capital deficit in the amount of $89,772 as of November 30, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative	$8,000
Rent	$12,000
Professional fees	$5,000
Total	$25,000

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of November 30, 2009, our total assets were $333 and our total liabilities were $90,105  and we had a working capital deficit of $89,772. Our financial statements report a net loss of $21,196 for the year ended November 30, 2009, and a net loss of $121,127 for the period from September 6, 2005 (date of incorporation) to November 30, 2009. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations decreased to $21,196 for the year ended November 30, 2009, as compared to $30,127 for the year ended November 30, 2008.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2010.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Chen Wang	47	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director
Peng Jian Zhi	39	Director
Yuan Wei	25	Director

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chen Wang	Nil	Nil	Nil
Peng Jian Zhi	Nil	Nil	Nil
Yuan Wei	Nil	Nil	Nil
Andrew Wong	Nil	Nil	Nil

Nomination Process

As of February 28, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2009; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended November 30, 2009, who we will collectively refer to as our named executive officers, of our company for the years ended November 30, 2009 and November 30, 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chen Wang (1) President, Chief Executive Officer, Secretary and Treasurer	2009	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Andrew Wong (2) Former President, Chief Executive Officer, Secretary and Treasurer	2009 2008	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2009, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended November 30, 2009.

Options Grants in the Year Ended November 30, 2009

During the year ended November 30, 2009, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended November 30, 2009 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2009 and no stock options held by our executive officers at the end of the year ended November 30, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended November 30, 2009.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended November 30, 2009, we did not pay any compensation or grant any stock options to our directors.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 1018 Huguang Rd., Chang Chung, China, 130012, , Beijing, 100024.

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended November 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

2009 - $2,000          Stan Lee, CPA

2008 - $4,700          M&K CPAS, PLLC

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2009 - $0               Stan Lee, CPA

2008 - $0                M&K CPAS, PLLC

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $0               Stan Lee, CPA

2008 - $0                M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     Stan Lee, CPA

2008 - $0                     M&K CPAS, PLLC

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2010

Monza Ventures Inc.

(Registrant)

By: /s/ _Chen Wang

Chen Wang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Chen Wang	President, CEO, Secretary, Treasurer and Director	February 28, 2010
Chen Wang

Monza Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal years ended November 30, 2009 and 2008	F-2

Statements of Operations for the fiscal year ended November 30, 2009 and 2008 and the period from September 6, 2005 (inception) through November 30, 2009	F-3

Statements of Cash Flows for the fiscal year ended November 30, 2009 and 2008 and the period from September 6, 2005 (inception) through November 30, 2009	F-4

Statements of Stockholder's Equity (Deficit) for the period from September 6, 2005 (inception) through November 30, 2009	F-5

Notes to Financial Statements	F-6

F-1

Monza Ventures Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2009	November 30, 2008
ASSETS
Current Assets

Cash and Cash Equivalents	$ 333	$ 339
Total Current Assets	333	339

Website Development Costs	-	-
	-	-

TOTAL ASSETS	$ 333	$ 339
	========	========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 3,198	$ 3,199
Due to Related Parties	41,000	37,206
Loan from Related Party	45,907	31,000
TOTAL CURRENT LIABILITIES	90,105	71,405

Stockholders' Deficit
Common Stock
Authorized: 75,000,000 Common Shares at $0.001 par value
Issued and Outstanding: 10,500,000 Common Shares	10,500	10,500
Additional paid-in capital	20,905	18,415
(Deficit) accumulated during the development stage	(121,177)	(99,981)
TOTAL STOCKHOLDERS' DEFICIT	(89,772)	(71,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 333	$ 339
	=========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

F-2

Monza Ventures Inc.

(A Development Stage Company)

Statements of Operations

	For the Year Ended		September 6, 2005 (Inception), to November 30, 2009
	November 30,
	2009	2008
General and Administrative Expenses
Filing Fees	$ -	$ 1,080	$ 3,279
Bank Charges	442	181	1,033
Professional Fees	9,264	9,185	57,460
Interest Expense	2,490	2,681	7,405
Rent	9,000	12,000	47,000
Website Development	-	5,000	5,000
	(21,196)	(30,127)	(121,177)

Net (loss) for the period	$ (21,196)	$ (30,127)	$ (121,177)
	==========	==========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	10,500,000	10,500,000

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

F-3

Monza Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended		September 6, 2005 (Inception), to November 30, 2009
	November 30,
	2009	2008
Cash Flows from Operating Activities
Net (loss) for the period	$ (21,196)	$ (30,127)	$ (121,177)
Imputed interest on related party transactions	2,490	2,681	7,405
Changes in non-cash working capital items
Accounts payable and accrued liabilities	10,000	12,603	44,198
Net Cash Flow Used in Operating Activities	(8,706)	(14,843)	(69,574)

Cash Flows from Investing Activities
Website development	-	5,000	-
Net Cash Flow Used in Investing Activities	-	-	-

Cash Flows from Financing Activities
Advances from related party	8,700	7,206	45,907
Issuance of common stock	-	-	24,000
Net Cash Provided by Financing Activities	8,700	7,206	69,907

Cash increase (decrease) During the Period	(6)	(2,637)	333

Cash, Beginning of Period	339	2,976	-
Cash, End of Period	$ 333	$ 339	$ 333
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

F-4

Monza Ventures Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From September 6, 2005 (Inception) to November 30, 2009

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Common stock issued for cash:
- at $0.001 per share, September 9, 2005	5,000,000	$ 5,000	$ -	$ -	$ 5,000
- at $0.001 per share, September 12, 2005	4,000,000	4,000	-	-	4,000
- at $0.01 per share, September 13, 2005	1,500,000	1,500	13,500	-	15,000

Comprehensive income (loss)
- Net loss for the period				(23,127)	(23,127)
Balance, November 30, 2005	10,500,000	10,500	13,500	(23,127)	873

Comprehensive income (loss)
- Net loss for the period				(23,068)	(23,068)
Balance, November 30, 2006	10,500,000	10,500	13,500	(46,195)	(22,195)

Imputed interest on shareholder loan	-	-	2,234	-	2,234

Comprehensive income (loss)
- Net loss for the period				(23,659)	(23,659)
Balance, November 30, 2007	10,500,000	10,500	15,734	(69,854)	(43,620)

Imputed interest on shareholder loan	-	-	2,681	-	2,681

Comprehensive income (loss)
- Net loss for the period				(30,127)	(30,127)
Balance, November 30, 2008 Inputed interest on shareholder loans Comprehensive income (loss) -Net Loss for the period Balance, November 30,2009	10,500,000 - 10,500,000	10,500 10,500	18,415 2,490 20,905	(99,981) - $ 21,196 $(121,177)	(71,066) $2,490 $21,196 $(89,772)

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Monza Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2009

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monza Ventures Inc. ( the Company or Monza)  is a development stage company which was incorporated in the State of Nevada on September 6, 2005. The Company intends to commence operations as an e commerce retailer of overstock items through a website on the internet.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2009 and 2008, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2009, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of November 30, 2009.

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

The Company did not grant any stock options or warrants during the period from inception to November 30, 2009.

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

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended November 30, 2009 and 2008.

New Accounting Standards

Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $121,177 and has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2009, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

As of November 30, 2009, the Company is authorized to issue 75,000,000 shares of common stock and 10,500,000 shares issued and outstanding.

NOTE 4        INCOME TAXES

As of November 30, 2009 and 2008, the Company has an estimated net operating loss carryforward for tax purpose of $121,177 and $99,981, respectively. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2009 and 2008. The significant components of the deferred tax asset as at November 30, 2009 and 2008 are as follows:

	2009	2008
Net Operating loss carryfowards	$ 21,196	$ 33,243
Valuation allowance	(21,196)	(33,243)
Net Deferred Tax asset	$ -	$ -

NOTE 5        RELATED PARTY TRANSACTIONS

For periods ended November 30, 2009 and 2008, the Company incurred rent of $ 9,000 and $12,000, respectively to a company controlled by persons related to the former director of the Company.

As of November 30, 2009 and 2008, $45,907 and $31,000, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.

A shareholder loaned the Company $8,700 and $7,206 during the periods ended November 30, 2009 and 2008, respectively. The balance of $41,000 is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $2,490 and $2,681 are included in additional paid in capital for the years ended November 30, 2009 and 2008, respectively.

NOTE 6        COMMITMENTS AND CONTINGENCIES

There is no commitments or contingencies to disclose as of date of auditors opinion.

NOTE 7 SUBSEQUENT EVENTS

There  is no subsequent events to disclose.

____________________________________________________________________________________________________________________________________________________________

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Chen Wang, certify that:

1.          I have reviewed this annual report on Form 10-K of Monza Ventures Inc.;

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.          Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.          Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.          Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.          The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a.          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 28, 2010

By: /s/ Chen Wang
      Chen Wang
      Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Chen Wang, the Chief Executive Officer of Monza Ventures Inc. (the "Company") hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, the Annual Report on Form 10-K for the year ended November 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report on Form 10-K, as amended, fairly presents in all material respects the financial condition and results of operations of the Company.

Date: February 28, 2010.

/s/ _Chen Wang__
Chen Wang
Chief Executive Officer