Form 10-Q
period 2010-02-28
Monza Ventures Inc.
filed 2010-04-13
CIK 1347870

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010.

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 12, was 10,500,000 shares .

1

  Monza Ventures Inc.

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

          Balance Sheets as of February 28, 2010 and November 30, 2009 (Audited).............................................................................................................................3

Statements of Operations for the Three months   ended February 28, 2010 and 2009 and the period from September 6, 2005 (inception) through February 28, 2010 (Unaudited)....................................................................................................................................................................................................4

Statements of Cash Flows for the Three months ended February 28, 2010 and 2009 and the period from September 6, 2005 (inception) through February 28, 2010 (Unaudited)...5

2

Part I - FINANCIAL INFORMATION

MONZA VENTURES INC.

(A Development Stage Company)

Balance Sheets

As of February 28, 2010 and November 30, 2009

	February 28, 2010	November 30, 2009
	( Unaudited)	( Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 229	$ 333
TOTAL CURRENT ASSETS	229	333

TOTAL ASSETS	$ 229	$ 333

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 4,448	$ 3,198
Due to Related Parties	41,000	41,000
Loan from Related Party	45,907	45,907
TOTAL CURRENT LIABILITIES	91,355	90,105

STOCKHOLDER'S DEFICIT
Common Stock
Authorized:
Common Stock, $0.001 par value, 75,000,000 shares authorized,
10,500,000 shares issued and outstanding	10,500	10,500
Additional paid in capital	20,905	20,905
Deficit, accumulated during the exploration stage	(122,531)	(121,177)
TOTAL STOCKHOLDERS' DEFICIT	(91,126)	(89,772)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 229	$ 333

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Operations

Three Months Ended February 28, 2010 and 2009 and the Period From September 6, 2005 (Inception) through February 28, 2010

(Unaudited)

Three Months Ended			September 6, 2005 (Inception)
	February 28, 2010	February 28, 2009		to February 28, 2010
General and Administration Expenses
Filing Fees	$ 124	$ -		$ 3,403
Bank Charges	-	350		1,033
Professional Fees	1230	3,088		58,690
Rent	-	3,000		47,000
Interest Expense Website Development	-	745		7,405 5,000
Operating Loss	(1,354)	(7,183)		(122,531)
Net (Loss) for the Period	$ (1,354)	$ (7,183)		$ (122,531)

Basic and Diluted Net (Loss) Per Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

Three- Months Ended February 28, 2010 and 2009 and the Period From September 6, 2005 (Inception) through February 28, 2010

(Unaudited)

	Three Months Ended		September 6, 2005 (Inception)
	February 28, 2010	February 29, 2009	to February 28, 2010
Cash Flows from Operating Activities
Net (loss) for the period	$ (1,354)	(7,183)	$ (122,531)
Adjustments to reconcile net loss to cash used in operating activities
Imputed interest on related party transactions		745	7,405
Changes in:
Accounts Payable and Accrued Liabilities	1,250	3,000	45,448
Net Cash Flow Used in Operating Activities	(104)	(3,438)	(69,678)

Cash Flows from Investing Activities
Website development	-		-

Net Cash Flow Used in Investing Activities			-
Financing Activities Advances from related party Issuance of common stock		3,200	45,907 24,000
Net Cash Flow Provided by Financing Activities		3,200	69,907
	$ (104) 333 229	$ (238) 339101	$ 229 - 229
Net change in cash Cash, Beginning of Period Cash, End of Period

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2010 and 2009, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2010, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 28, 2010.

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

The Company did not grant any stock options or warrants during the period from inception to February 28, 2010.

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

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended February 28, 2010 and 2009.

New Accounting Standards

Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $122,531 and has insufficient working capital to meet operating needs for the next twelve months as of February 28, 2010, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

NOTE 4        INCOME TAXES

As of February 28, 2010 , the Company has an estimated net operating loss carryforward for tax purpose of $122,531. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at February 28, 2010 and 2009. The significant components of the deferred tax asset as at February 28, 2010 and 2009 are as follows:

	2010	2009
Net Operating loss carryfowards	$ 42,886	$ 37,507
Valuation allowance	(42,886)	(37,507)
Net Deferred Tax asset	$ -	$ -

NOTE 5        RELATED PARTY TRANSACTIONS

For periods ended February 28, 2010 and 2009, the Company incurred rent of $ 9,000 and $6,000, respectively to a company controlled by persons related to the former director of the Company.

As of February 28, 2010 and 2009, $45,907 and $40,406, respectively of loan from related party  is payable to a company controlled by a person related to the former director of the company.

A shareholder loaned the Company $8,700 and $5,300 during the periods ended February 28, 2010 and 2009, respectively. The balance of $41,000 as of February 28, 2010 is unsecured, non interest bearing, with no specific terms of repayment. Imputed interest in the amount of $2,490 and $1,471 are included in additional paid in capital for the six months ended February 28, 2010 and 2009, respectively.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended February 28, 2010. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Monza has not generated any revenues for the three months ended February 28, 2010.

The Company experienced general and administration expenses of $1,354 for the three months ended February 28, 2010. For the three months ended February 28, 2010, the Company experienced general and administration expenses of $22,550. Since the Company's inception of September 6, 2005, the Company has experienced total general and administration expenses of $122,531. The majority of the expenses experienced by the Company have been related to the Company's office premise and expenses related to maintaining the Company's status as a publicly reporting company.

For the three months ended February 28, 2010, the company experienced a net loss of $1,354.

Liquidity and Capital Resources

During the three months period ended February 28, 2010, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of February 28, 2010, the Company has cash on hand in the amount of $229. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

(b)      Changes in Internal Controls.

During the quarter ended February 28, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 12, 2010

April 12, 2010	/s/ "Chen Wang"
Mr. Chen Wang, President