Form 10-K/A
period 2009-11-30
Monza Ventures Inc.
filed 2010-06-09
CIK 1347870

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

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.      Exhibits and Financial Statements Schedules

Item 14.      Principal Accountants Fees and Services

Signatures

Explanatory Note

Certain information required by Part II, Item 8 of Form 10-K was inadvertently omitted from our report on Form 10-K filed on March 1, 2010.  The omitted information is filed herewith and provided below as required.

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

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203 Fort Lee NJ 07024

P.O. Box 436402 San Ysidro CA 92143

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

------------------------------------------------------

To the Board of Directors and

Shareholders of

Monza Ventures Inc.

We have audited the accompanying balance sheets of Monza Ventures Inc. as of November 30, 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monza Ventures Inc. as of November 30, 2009  and the results of their operations and its cash flows for the fiscal year then in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's results of operations and lack of capital and liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

------------------

Stan J.H. Lee, CPA

March 1, 2010

Fort Lee, NJ 07024

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