Form 10-Q
period 2010-05-31
Monza Ventures Inc.
filed 2010-07-15
CIK 1347870

U.S. SECURITIES AND EXCHANGE  COMMISSION
               WASHINGTON, D.C. 20549

                      FORM - 10Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010.
or

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

---------------------------------------------------------------------
          (Address of principal executive offices)

                   011-86-43185918321
          ----------------------------------
                (Registrant's telephone number,
                 including area code)

              -------------------------
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,or a smaller reporting company.
Large accelerated filer    "    Accelerated filer   "
Non-accelerated filer      "     Smaller reporting company    X


Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)? Yes x No "

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of July 10, 2010 was 10,500,000 shares .


1
Monza Ventures Inc.
Table of Contents

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of May 31, 2010 (Audited) and November 30, 2009
(Unaudited)..........................................................3

Statements of Operations for the Three Months Ended May 31, 2010 and 2009 and the Six Months Ended May 31, 2010 and 2009 and the Period
From September 6, 2005 (Inception) through May 31, 2010 (Unaudited).
.......................................................................4
Statements of Cash Flows for the Six Months Ended May 31, 2010 and 2009 and the Period From September 6, 2005 (Inception) through May 31,
2010..................................................................5

Notes to Financial Statements
(Unaudited)...........................................................7

Item 2. Management's Discussion and Analysis or Plan of Operations....13

Item 3. Controls and Procedures.......................................15

Part II - OTHER INFORMATION...........................................17

                            2
                Part I - FINANCIAL INFORMATION
                 MONZA VENTURES INC.
            (A DEVELOPMENT STAGE COMPANY)
                    BALANCE SHEETS
                BALANCE AS AT MAY 31, 2010 AND
                  NOVEMBER 30, 2009

                                           May               November
                                           31,               30, 2009
                                           2010

                                           (Unaudited)       (Audited)

Assets

Current Assets - Cash and Cash Equivalents    $201              $333

Website Development Costs                     -                 -

TOTAL ASSETS                                  $201              $333

Liabilities

Current Liabilities

Accounts Payable and Accrued                 $10,448           $3,198
Liabilities-  Related Party

Dues from Related Parties                    $41,000           $41,000

Loan from Related Party                      $45,907           $45,907

TOTAL CURRENT LIABILITIES                    $97,355           $90,105

Stockholders' Equity - Common Stock

 $0.001 par value, 75,000,000               10,500            10,500
shares authorized, 10,500,000 shares
issued and outstanding

Additional paid-in capital                  22,639            20,905

Deficit accumulated during the              $(130,293)        $(121,177)
developmental stage

TOTAL STOCKHOLDERS' EQUITY                  $(97,154)         $(89,772)

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY  $333             $201


The accompanying notes are an integral part of these financial statements.

                            MONZA VENTURES INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MAY 31, 2010 AND 2009 AND THE SIX MONTHS ENDED MAY
            31, 2010 AND 2009 AND THE PERIOD FROM SEPTEMBER 6, 2005 (INCEPTION)
                           THROUGH MAY 31, 2010
                                (Unaudited)





              Three        Three         Six           Six          From
              Months       Months        Months        Months       September
              Ended May    Ended         Ended         Ended        6, 2005
            31, 2010      May 31, 2009  May 31, 2010  May 31,2009 (Inception)to
                                                                   May 31, 2010

General and
Administrative
Expenses

Filing Fees      -             -           $124         -             $3,403

Rent            $6,000         -           $6,000      $3,000        $53,000

Bank Charges    $28            $92         $28         $442          $1,061

Professional Fees -            $3,125      $1,230      $6,214        $58,690


Interest        $1,734          0          $1,734      $756          $9,139

Website          -              -           -           -            $5,000
Development

Net (loss)      $(7,762)       $(3,218)    $(9,116)    $(10,412)     $(130,293)
for the period

Net (loss)        0.00          0.00        0.00        0.00          0.00
per share -
Basic and Diluted

Weighted         10,500,000    10,500,000   10,500,000  10,500,000
Average
Shares
Outstanding
- Basic and
Diluted


The accompanying notes are an integral part of these financial statements.


                       MONZA VENTURES INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
       Six Months Ended May 31, 2010 and 2009 and the Period
       From September6, 2005 (Inception) through May 31,2010
                         (Unaudited)




                                                                 From
                                   For             For           September
                                   the             the           6,
                                   Six             Six           2005
                                   Months          Months        (Inception)
                                   Ended           Ended         to May
                                   May             May           31, 2010
                                   31 ,2010        31, 2009

Cash Flow from Operating Activities

Net loss for the Period            $(9,116)        $(10,412)     $(130,293)

Imputed interest on                $1,734          -             $9,139
related party transactions

Accounts payable and               $7,250          -             $51,448
accrued liabilities

Net Cash Flow Used in Operating
Activities                         $(132)          $(10,412)     $(69,706)


Financing Activities

Advances from related party        -               $9,690        $45,907

Issuance of common stock           -               -             $24,000


Net Cash Flow Provided by          -               $9,690        $69,907
Financing Activities

Net change in Cash                 $(132)          $(722)        $201

Cash, Beginning of Period          $333            $339          -

Cash, End of Period                $201            $(383)        $201



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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2010 and 2009, there were no cash equivalents.

Development Stage Company
The Company complies with the FASB Accounting Standards Codification
(ASC)Topic 915 Development Stage Entities

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long-lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Income Taxes
Monza uses the liability method of accounting for income taxes pursuant to FASB Topic 740. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.
In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At May 31, 2010, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost
The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of May 31, 2010.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The Company did not grant any stock options or warrants during the period from inception to May 31, 2010.

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


Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended May 31, 2010 and 2009.

New Accounting Standards
Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN
Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $130,293 and has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2010, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

As of May 31, 2010, the company is authorized to issue 75,000,000 shares of common stock with $0.001 par value and has 10,500,000 shares issued and outstanding.


NOTE 4        INCOME TAXES
As of May 31, 2010 , the Company has an estimated net operating loss carryforward for tax purpose of $130,293. This amount may be applied against future federal taxable income and expires in 2028. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at May 31, 2010 and 2009.
The significant components of the deferred tax asset as at May 31, 2010 and 2009 are as follows:


                                     2010        2009

Net Operating loss carryfowards    $ 45,603     $ 42,412
Valuation allowance                (5,603)      (42,412)
Net Deferred Tax asset             $  -         $   -



NOTE 5        RELATED PARTY TRANSACTIONS
For periods ended May 31, 2010 and 2009, the Company incurred rent of $ 6,000 and $3,000, respectively to a company controlled by persons related to the former director of the Company.

As of May 31, 2010 and 2009, $45,907 and $43,906, respectively is payable to a company controlled by a person related to the former director of the company.

A shareholder  loaned the Company $41,000 as of May 31, 2010.
Imputed interest in the amount of $1,734 is included in additional paid in capital for the six months ended May 31, 2010.



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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) The following exhibit is filed as part of this report:

31.1 Certification of Chief Executive Officer and Chief
Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Financial Officer and Chief
Executive Officer of pursuant of Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
 July 15, 2010


            July 15, 2010         /s/ "Chen Wang"

                                 Mr. Chen Wang, President