Form 10-Q/A
period 2010-05-31
Monza Ventures Inc.
filed 2010-09-08
CIK 1347870

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


  EXPLANATORY NOTE:

The board of directors and officers of the Company have decided to revise, amend and include certain disclosures in this Form 10-Q/A for the quarter needed May 31, 2010, specifically inclusions of part I, Item 2-4 and Part II, Item 4. Other than these changes, the disclosures in this amended report are as of the initial filing date of July 15, 2010 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.


MONZA VENTURES INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2010 AND MAY 31, 2009

	TABLE OF CONTENTS

	PART I
	     FINANCIAL INFORMATION                             PAGE


PART I - FINANCIAL INFORMATION

Item 1.	  	Financial Statements (unaudited)
 	  	Balance Sheet                                   3
 	  	Statements of Income	  	                4
 	  	Statement of Cash Flows                         5
 	  	Notes to Financial Statements                   6
Item 2.	  	Management Discussion & Analysis of Financial
                Condition and Results of Operations             9
Item 3	  	Quantitative and Qualitative Disclosures
                About Market Risk                               12
Item 4.	  	Controls and Procedures                         12

PART II - OTHER INFORMATION

Item 1.	  	Legal Proceedings                               15
Item 1A	  	Risk Factors                                    15
Item 2.	  	Unregistered Sales of Equity Securities
                and Use of Proceeds                             21
Item 3.	  	Defaults Upon Senior Securities                 21
Item 4.	  	Removed and Reserved                            22
Item 5	  	Other information                               22
Item 6.	  	Exhibits                                        22


CERTIFICATIONS

Exhibit 31  Management certification... 20-24

Exhibit 32  Sarbanes-Oxley Act..........20-24




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


Page 3
                            MONZA VENTURES INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MAY 31, 2010 AND 2009 AND THE SIX MONTHS ENDED MAY
            31, 2010 AND 2009 AND THE PERIOD FROM SEPTEMBER 6, 2005 (INCEPTION)
                           THROUGH MAY 31, 2010
                                (Unaudited)


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

Page 4

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

Page 5


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

Development Stage Company
Page 6
The Company complies with the FASB Accounting Standards Codification
(ASC)Topic 915 Development Stage Entities

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements Discussion and Analysis contains various forward looking statements within the meaning of Section 21E of the Securities Exchange
 Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties.
Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to anticipates, believes, plans, expects, future and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Companys business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at managements discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Companys actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled Risk Factors in the Companys Annual Report on Form
10-K for the year ended November 30, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically declineany obligation to update any forward-looking statements.

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

We currently have not advanced beyond the business plan state from our inception until the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $201. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

Not accounting for our working capital deficit of $97,154, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended
November 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $201 and a working capital deficit in the amount of $97,154 as of May 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.
 We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative 	$ 8,000
Rent 	                        $ 12,000
Professional fees 	        $ 5,000
Total 	                        $ 25,000

Liquidity and Capital Resources
As of the date of this quarterlyl report, we have not generated any revenues from our business activities.

As of May 31, 2010, our total assets were $201 and our total liabilities were $97,355 and we had a working capital deficit of $97,154. Our financial statements report a net loss of $9,116 for the six months ended May 31, 2010, and a net loss of $130,293 for the period from September 6, 2005 (date of incorporation) to May 31, 2010. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations decreased to $9,116 for the six months ended May 31, 2010, as compared to $10,412 for the six months ended May 31, 2009.

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

Purchase of Significant Equipment
We do not intend to purchase any significant equipment over the six months ending November 30, 2010.

Employees
Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 6 month period. We do and will continue to outsource contract employment as needed.

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

ITEM 3.	 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended
(Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange
Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of May 31, 2010.

Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in our annual reports on Form 10-K for the annual reporting periods through November 30, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.



Page 13
b) Changes in Internal Control over Financial Reporting.

During the Quarter ended May 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.













































Page 14




PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

ITEM 1A - Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in
Item 1A of the Companys Form 10-K for the year ended November 30, 2009, including but not limited, to the following:

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern
The Company has net losses for the period from inception (September 6, 2005) to May 31, 2010 of $130,293. The independent auditors report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Page 15
We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.
We were incorporated in September 6, 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $130,293 from inception to May 31, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
	our ability to produce a successful website our ability to generate revenues our ability to reduce business costs.
Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and development of our web site. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have a viable web site, if we can't raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current web site development and it is successful in generating revenues, we will have to spend substantial funds on further advertising and marketing before we will know if we have a commercially viable web site.

Due to external market factors in the internet business, we may not be able to viably market our web site

The internet industry, in general, is intensely competitive.  Even if a commercially viable website is produced, we can provide no assurance to investors that a ready market will exist for the sale of our product. Numerous factors beyond our control may affect the marketability of our
website.    The exact effect of these factors cannot be accurately
predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

Because our officers and directors have other outside business activities and will only be devoting approximately five hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions business activity.

Because our officers and directors have other outside business activities and will only be devoting five hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, business activity may be periodically interrupted or suspended.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors


Page 16
From Certain Types Of Lawsuits, Which Could Make It Difficult For
Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

If a market for our common stock does not develop, shareholders may be unable to sell their shares and will incur losses as a result.

There is currently no market for our common stock and no certainty that a market will develop. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock.
In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results.
It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act.
We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of
Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending November 30, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete

Page 17

this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.
In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover material weaknesses in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines significant deficiency as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.
Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under
Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or
National Quotation System, Our Investors May Have A Tougher Time
Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.
Page 18

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Once publicly trading, the application of the penny stock rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a penny stock, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

	that a broker or dealer approve a persons account for transactions in penny stocks; and
	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased
In order to approve a persons account for transactions in penny stocks, the broker or dealer must:
	obtain financial information and investment experience objectives of the person; and
	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:
	sets forth the basis on which the broker or dealer made the suitability determination; and
	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
	Generally, brokers may be less willing to execute transactions in securities subject to the penny stock rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Page 19
FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the penny stock rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or risky investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our
Page 20
control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.
In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert managements attention and resources.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


There were no defaults upon senior securities during the period ended May 31, 2010.


Page 21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the vote of securities holders during the period ended May 31, 2010.
ITEM 5. OTHER INFORMATION


There is no information with respect to which information is not otherwise called for by this form


ITEM 6.  EXHIBITS

3.1
3.2

31.1 	Articles of Incorporation(1)
Bylaws (1)

Certification of Chief Executive Officer Pursuant to Section 302
of the Sarbanes-Oxley Act(2)
31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act (2)
32.1	Certification of Chief Executive Officer Pursuant
to Section 906 of the Sarbanes-Oxley Act(2)
32.2	Certification of Chief Financial Officer Pursuant
to Section 906 of the Sarbanes-Oxley Act(2)

(1)	Incorporated by reference to the Companys filing on Form
SB-2, as filed with the Securities and Exchange Commission on January 4, 2006.
(2)	Filed herein.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant
Date: September 8, 2010
		 	Monza Ventures Inc.
 By: /s/ Mr. Chen Wang
 	 	Chen Wang
 	 	Chairman, Chief Executive Officer (Principle Executive Officer,
                                                  Principle Financial Officer)


September 8, 2010		Monza Ventures Inc.
 By: /s/ Peng Jian Zhi,
Director


Page 22
September 8, 2010

Monza Ventures Inc.

By: /s/ Yuan We,

Director





















Page 23
Exhibit 31.1

 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
--------------------------------------------------------------------
I, Chen Wang, Chief Executive Officer of the Company, certify that:
 1. I have reviewed this Quarterly report on Form 10Q of Monza Ventures Inc..;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	 Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
  c. Evaluated the effectiveness of the registrants disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrants other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant
Date: September 8, 2010
	 	Monza Ventures Inc.
 By: /s/ Chen Wang
 	 	Chen Wang
 	 	Chairman, Chief Executive Officer (Principle Executive
                                    Officer, Principle Financial Officer)


Exhibit 31.1

 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
--------------------------------------------------------------------
I, Chen Wang, Chief Financial Officer of the Company, certify that:
 1.           I have reviewed this Quarterly report on Form 10Q of Monza
Ventures Inc..;

3.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	 Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
  c. Evaluated the effectiveness of the registrants disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant
Date: September 8, 2010	 	Monza Ventures Inc..
 By: /s/ Chen Wang
 	 	Chen Wang
 	 	Chairman, Chief Executive Officer (Principle Executive
                                  Officer, Principle Financial Officer)


 Exhibit 32.2
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002 (18 U.S.C. SECTION 1350)
--------------------------------------------------------------------
In connection with the Quarterly Report of Monza Ventures Inc. (the "Company") on Form 10-Q for the period ending May 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant
Date: September 8, 2010
	 	Monza Ventures Inc.
 By: /s/ Chen Wang
 	 	Chen Wang
 	 	Chairman, Chief Executive Officer (Principle Executive
                                  Officer, Principle Financial Officer)


Exhibit 32.2
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
--------------------------------------------------------------------
In connection with the Quarterly Report of Monza Ventures Inc.. (the "Company") on Form 10-Q for the period ending May 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Wang, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13
(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant
Date: September 8, 2010
	 	Monza Ventures Inc.
 By: /s/ Chen Wang
 	 	Chen Wang
 	 	Chairman, Chief Executive Officer (Principle Executive
                               Officer, Principle Financial Officer)