Form 10-Q
period 2010-08-31
Monza Ventures Inc.
filed 2010-10-01
CIK 1347870

U.S. SECURITIES AND EXCHANGE  COMMISSION
               WASHINGTON, D.C. 20549

                      FORM - 10Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010.
or

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of September 30, 2010 was 10,500,000 shares .



Page 1
MONZA VENTURES INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION                                  PAGE


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
       Balance Sheets                   		2
       Statements of Operations              		3
       Statement of Cash Flows               		4
       Notes to Financial Statements         		5
Item 2.  Management Discussion & Analysis of
              Financial Condition and Results of
              Operations                          	9
Item 3      Quantitative and Qualitative Disclosures
            About Market Risk                           11
Item 4. Controls and Procedures                         12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                               14
Item 1A Risk Factors                        		14
Item 2. Unregistered Sales of Equity Securities
            and Use of Proceeds                   	20
Item 3. Defaults Upon Senior Securities                 20
Item 4. Removed and Reserved                            20
Item 5    Other information                             20
Item 6. Exhibits                                        22


CERTIFICATIONS

Exhibit 31   Management certification     		22-24
Exhibit 32   Sarbanes-Oxley Act        			22-24

Page 2

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets
As at August 31, 2010 and November 30, 2009

                                                            August 31, 2010   November 30, 2009
                                                                (Unaudited)   (Audited)


Assets

Current Assets - Cash and Cash Equivalents                  $101              $333

Website Development Costs                                   -                 -

TOTAL ASSETS                                                $101              $333

Liabilities

Current Liabilities

             Accounts Payable and Accrued Liabilities-      $13,948           $3,198
       Related Party

            Dues from Related Parties                       $41,000           $41,000

       Loan from Related Party                              $45,907           $45,907

TOTAL CURRENT LIABILITIES                                   $100,855          $90,105

Stockholders' Equity - Common Stock

            $0.001 par value, 75,000,000 shares             10,500            10,500
authorized, 10,500,000 shares issued and outstanding

           Additional paid-in capital                       23,506            20,905

Deficit accumulated during the developmental stage          $(134,760)        $(121,177)

TOTAL STOCKHOLDERS' EQUITY                                  $(100,754)        $(89,772)

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                 $101              $333

The accompanying notes are an integral part of these financial statements


Page 3
Monza Ventures Inc.
(A Development Stage Company)
Statements of Operations

THREE MONTHS ENDED AUGUST 31, 2010 AND 2009 AND THE NINE MONTHS
ENDED AUGUST 31, 2010 AND 2009 AND THE PERIOD FROM SEPTEMBER 6, 2005 (INCEPTION) THROUGH AUGUST 31, 2010

                  Three Months     Three Months   Nine Months    Nine Months   From September
                  Ended August     Ended August   Ended August   Ended August  6, 2005
                  31, 2010         31, 2009       31, 2010       31,2009       (Inception) to
                                                                               August 31, 2010


General and
Administrative
Expenses

Filing Fees       -                -              $124           -             $3,403

Rent              -                -              $6,000         $6,000        $53,000

Bank Charges      -                -              $28            $442          $1,061

Professional Fees $3,600           $1,800         $4,830         $8,014        $62,290

Website           -                -              -              -             $5,000
Development

Operating loss    $(4,467)         $(1,800)       $(13,583)      $(16,079)     $(134,760)

Net (loss) for    $(4,467)         $(1,800)       $(13,583)      $(16,079)     $(134,760)
the period

Net (loss) per    0.00             0.00           0.00           0.00          0.00
share - Basic
and Diluted

Weighted Average  10,500,000       10,500,000     10,500,000     10,500,000
Shares
Outstanding -
Basic and Diluted

         The accompanying notes are an integral part of these financial statements.



MONZA VENTURES INC.
(A Development Stage Company)
Statement of Cash Flows

Page 4
Nine Months Ended August 31, 2010
and 2009 and the Period From
September 6, 2005 (Inception)
through August 31, 2010
(Unaudited)



                                                               For             For           From
                                                               the             the           September
                                                               Nine            Nine          6,
                                                               Months          Months        2005
                                                               Ended           Ended         (Inception)
                                                               August          August        to
                                                               31 ,2010        31, 2009      May
                                                                                             31, 2010

                Cash Flow from Operating Activities

                       Net loss for the Period                 $(13,583)       $(16,079)     $(134,760)

                           Imputed interest                    $2,601          $1,623        $10,006
                on related party transactions

                       Accounts payable and                    $10,750         $6,000        $54,948
                accrued liabilities

                Net Cash Flow Used in                          $(232)          $(8,456)      $(69,806)
                Operating Activities

                Financing Activities

                       Advances from related party             -               $8,700        $45,907

                       Issuance of common                      -               -             $24,000
                stock

                Net Cash Flow Provided by                      -               $8,700        $69,907
                Financing Activities

                Net change in Cash                             $(232)          $244          $101

                Cash, Beginning of Period                      $333            $339          -

                Cash, End of Period                            $101            $(583)        $101



                The accompanying notes are an
                integral part of these financial
                statements




     Page 5

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


     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2010 and 2009, there were no cash equivalents.

     Development Stage Company
     The Company complies with the FASB Accounting Standards Codification
     (ASC) Topic 915 Development Stage Entities

     Page 6
      Impairment of Long Lived Assets
     Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

     Income Taxes
     Monza uses the liability method of accounting for income taxes pursuant to FASB Topic 740. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

     Basic and Diluted Net Loss Per Share
     Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At August 31, 2010, no equivalents existed because the effect would be anti-dilutive.

     Website Development Cost
     The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of August 31, 2010.

     Stock Based Compensation
     The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.
     The Company did not grant any stock options or warrants during the period from inception to August 31, 2010.

     Page 7
     Revenue Recognition
     Revenue is recognized when it is realized or realizable and earned. Monza considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

     Advertising Expenses
     The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended August 31, 2010 and 2009.

     New Accounting Standards
     Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

     NOTE 2         GOING CONCERN
     Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $134,760 and has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2010, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

     The Company has one class of stock and is authorized to issue 75,000,000 common shares ($0.001 par value). As of August 31, 2010 and 2009, the company has 10,500,000 common shares issued and outstanding respectively.

     NOTE 4        INCOME TAXES
     As of August 31, 2010 , the Company has an estimated net operating loss carryforward for tax purpose of $134,760. This amount may be applied against future federal taxable income and expires in 2028.

     Page 8
     As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at August 31, 2010 and 2009. The significant components of the deferred tax asset as at August 31, 2010 and 2009 are as follows:

                            		  2010            2009
     Net Operating loss carryfowards      $ 13,583       $ 16,079
     Valuation allowance                  (13,583)       (16.079)
     Net Deferred Tax asset        	  $  -           $   -

     NOTE 5        RELATED PARTY TRANSACTIONS
     As of August 31, 2010 and 2009, $45,907 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.
     A shareholder loaned the Company $8,700 as of May 31, 2010. Imputed interest in the amount of $2,601 is included in additional paid in capital for the nine months ended August 31, 2010.



     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied

     Page 9
     by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended November 30, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

     We currently have not advanced beyond the business plan state from our inception until the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $101. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

     Not accounting for our working capital deficit of $100,754, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

     Our auditors have issued a going concern opinion for the year ended November 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are

     Page 10
     anticipated until our commercial operations begin. As we had cash in the amount of $101 and a working capital deficit in the amount of $100,754 as of August 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

     Estimated Net Expenditures During the Next Twelve Months

     General and administrative    $       8,000
     Rent                                       $        12,000
     Professional fees                 $   5,000
     Total                                      $         25,000

     Liquidity and Capital Resources
     As of the date of this quarterly report, we have not generated any revenues from our business activities.

     As of August 31, 2010, our total assets were $101 and our total liabilities were $100,855 and we had a working capital deficit of $100,754. Our financial statements report a net loss of $4,467 for the three months ended August 31, 2010, and a net loss of $134,760 for the period from September 6, 2005 (date of incorporation) to August 31, 2010. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations increased to $4,467 for the three months ended August 31, 2010, as compared to $1,800 for the three months ended August 31, 2009.

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

     There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on

     Page 11
     commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

     Page 12

     a) Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2010.

     Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of August 31, 2010.

     Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in our annual reports on Form 10-K for the annual reporting periods through November 30, 2010.

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



     Page 13
     b) Changes in Internal Control over Financial Reporting.

     During the Quarter ended August 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
































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

     ITEM 1A. RISK FACTORS

     ITEM 1A - Risk Factors

     You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in
     Item 1A of the Company's Form 10-K for the year ended November 30, 2009, including but not limited, to the following:

     The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern
     The Company has net losses for the period from inception (September 6, 2005) to August 31, 2010 of $134,760. The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

     Page 15
     We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.
     We were incorporated in September 6, 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $134,760 from inception to August 31, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
     *      our ability to produce a successful website
     *      our ability to generate revenues
     *      our ability to reduce business costs.
     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and development of our web site. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.
     Because we will have to spend additional funds to determine if we have a viable web site, if we can't raise the money we will have to cease operations and you could lose your investment.
     Even if we complete our current web site development and it is successful in generating revenues, we will have to spend substantial funds on further advertising and marketing before we will know if we have a commercially viable web site.

     Due to external market factors in the internet business, we may not be able to viably market our web site.
     The internet industry, in general, is intensely competitive. Even if a commercially viable website is produced, we can provide no assurance to investors that a ready market will exist for the sale of our product. Numerous factors beyond our control may affect the marketability of our
     website.    The exact effect of these factors cannot be accurately
     predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.
     Because our officers and directors have other outside business activities and will only be devoting approximately five hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions business activity.
     Because our officers and directors have other outside business activities and will only be devoting five hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, business activity may be periodically interrupted or suspended.

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

     If we fail to comply in a timely manner with the requirements of
     Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.
     Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending November 30, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete

     Page 17

     this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price. In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

     Once publicly trading, the application of the "penny stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:
     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased
     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
     * obtain financial information and investment experience objectives of the person; and
     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:
     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
     * Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Page 19
     FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

     In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our

     Page 20

     control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

     Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.
     As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.


     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES


     There were no defaults upon senior securities during the period ended August 31, 2010.


     Page 21
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to the vote of securities holders during the period ended August 31, 2010.
     ITEM 5. OTHER INFORMATION


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

     (1) Incorporated by reference to the Company's filing on Form SB-2, as filed with the Securities and Exchange Commission on January 4, 2006.
     (2)    Filed herein.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Registrant
     Date: September 30, 2010
                    Monza Ventures Inc.
      By: /s/ Mr. Chen Wang
                    Chen Wang
                    Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)


     September 30, 2010     Monza Ventures Inc.
      By: /s/ Peng Jian Zhi,
     Director


     Page 22
     September 30, 2010

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       c. Evaluated the effectiveness of the registrant's disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and
     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

     Registrant
     Date: September 30, 2010
                    Monza Ventures Inc.
      By: /s/ Chen Wang
                    Chen Wang
                    Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)


     Exhibit 31.2

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       c. Evaluated the effectiveness of the registrant's disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and
     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

     Registrant
     Date: September 30, 2010             Monza Ventures Inc..
      By: /s/ Chen Wang
                    Chen Wang
                    Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)


      Exhibit 32.1
     CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
     --------------------------------------------------------------------
     In connection with the Quarterly Report of Monza Ventures Inc. (the "Company") on Form 10-Q for the period ending August 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Registrant
     Date: September 30, 2010
                    Monza Ventures Inc.
      By: /s/ Chen Wang
                    Chen Wang
                    Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)


     Exhibit 32.2
     CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
     --------------------------------------------------------------------
     In connection with the Quarterly Report of Monza Ventures Inc.. (the "Company") on Form 10-Q for the period ending August 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Wang, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Registrant
     Date: September 30, 2010
                    Monza Ventures Inc.
      By: /s/ Chen Wang
                    Chen Wang
                    Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)