Form 10-K
period 2010-11-30
Monza Ventures Inc.
filed 2011-02-28
CIK 1347870

10-K 1 monza10kmar12010.htm
                            UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K

                              (Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

          For the Fiscal Period year ended November 30, 2010

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Monza's Common Stock owned by non-affiliates as of February 28, 2011 was $9,075,000.

Number of shares of each class of Monza Ventures' capital stock outstanding as of February 28, 2011: 10,500,000 shares of common stock



1





Monza Ventures Inc.

FORM 10-K

November 30, 2010 Annual Report on Form 10-K

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

We expect that our website will reach the beta phase of development by the end of December 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital. We currently do not have a specific plan to raise these funds. During September of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this prospectus. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $48. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

We plan to commence operations as an e-commerce retailer that allows customers to purchase overstocked inventory items from factories in China. The initial region that we plan to market our website to is North America. Our website will contain a wide variety of overstocked goods from Chinese factories. Items that can be found on our website will vary depending on what items are over produced by the Chinese factories. As of the date of this prospectus, we do have any contracts, agreements, and understandings with any manufacturers in China. We have currently signed a contract with a Canadian business development firm to help us create and develop our website. We are planning to have our website fully developed and running by the end of December 2011.

This is the initial stage of our business. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $48 as of November 30, 2010. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

Our principal executive offices are located at 1018 Huguang Rd., Chang Chung, China, 130012, , Beijing, 100024 and our telephone number is 949-419-6588. Our fiscal year end is November 30th.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

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

Item 2:    Description of Property

Executive Offices

Our principal offices are located at 1018 Huguang Rd., Chang Chung, China, 130012, , Beijing, 100024. Our telephone number at our principal office is 949-419-6588. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Monza Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.



Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended November 30, 2010.



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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers
OTC Bulletin Board

Quarter End     May 31, 2010   August 31st, 2010   November 30, 2010

 High                $10.25     $10.25            $10.25
 Low                 $10.25          $10.25            $10.25





As of November 30, 2010, there were approximately 29 stockholders of record of the Company's Common Stock. As of such date, 10,500,000 common shares were issued and outstanding.

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

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2010.

Item 6:     Selected Financial Data

                             As of      As of       As of       As of       As of
			     November   November    November    November    November
                             30, 2010   30, 2009    30, 2008    30, 2007    30, 2006

Balance Sheet

Total Assets                 $48        $333        $339        $7,976      $5,490

Total Liabilities            $103,655   $90,105     $71,405     $51,596     $27,685

Stockholders Equity          ($103,607) ($89,772)   ($71,066)   ($43,620)   ($22,195)
(Deficit)

			     For the    For the     For the     For the     For the
                             Year Ended Year Ended  Year Ended  Year Ended  Year Ended
                             November   November    November    November    November
                             30, 2010   30, 2009    30, 2008    30, 2007    30, 2006
Income Statement
Revenues                     $-         $-          $-          $-          $-
Total Expenses               $3,720     $21,196     $30,127     $23,659     $23,068
Net Loss                     ($3,720)   ($21,196)   ($30,127)   ($23,659)   ($23,068)



Item 7:     Management's Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended November 30, 2011, and the factors that could affect our future financial condition and plan of operation.

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

Cash Requirements

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website. We expect that our website will reach the beta phase of development by the end of December 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.

We currently have not advanced beyond the business plan state from our inception until the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $48. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

Not accounting for our working capital deficit of $103,607, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $48 and a working capital deficit in the amount of $103,607 as of November 30, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative         $8,000
 Rent                         $12,000
 Professional fees                 $5,000

Total                         $25,000



Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of November 30, 2010, our total assets were $48 and our total liabilities were $103,655 and we had a working capital deficit of $103,607. Our financial statements report a net loss of $3,720 for the year ended November 30, 2010, and a net loss of $138,480 for the period from September 6, 2005 (date of incorporation) to November 30, 2010. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations decreased to $3,720 for the year ended November 30, 2010, as compared to $21,196 for the year ended November 30, 2009.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name                  Age             Position Held
Chen Wang        48               President, Principal Executive
Officer, Principal Financial Officer,
                   Principal Accounting Officer, Treasurer,
Secretary, and Director





Peng Jian Zhi    40               Director

Yuan Wei          26               Director


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



Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:


Name            Number of Late  Number of       Failure to File
                Reports         Transactions    Requested Forms
                                Not
                                Reported on a
                                Timely Basis

Chen Wang       Nil             Nil             Nil

Peng Jian Zhi   Nil             Nil             Nil

Yuan Wei        Nil             Nil             Nil

Andrew Wong     Nil             Nil             Nil




Nomination Process

As of February 28, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11:    Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a)
 our principal executive officer;



(b)
 each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2010; and



(c)
 up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended
November 30, 2010,

who we will collectively refer to as our named executive officers, of our company for the years ended November 30, 2010 and November 30, 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:



SUMMARY COMPENSATION TABLE


Name           Year      Salary  $  Bonus $     Other     Restricted  Securities         LTIP       All Other
and                                             Annual    Stock       Underlying         Payouts    Compensation $
Principal                                       CompensationAwards $  Options/SARSs (#)  ($)
Posit                                           ($)
ion


Chen Wang (1)  2010      0          0           0         0           0                  0          0
President,
Chief
Executive
Officer,
Secretary and
Treasurer


               2009      0          0           0         0           0                  0          0

Andrew Wong    2009      0          0           0         0           0                  0          0
(2) Former
President,
Chief
Executive
Officer,
Secretary and
Treasurer



There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2010, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended November 30, 2010.

Options Grants in the Year Ended November 30, 2010

During the year ended November 30, 2010, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended November 30, 2010 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2010 and no stock options held by our executive officers at the end of the year ended November 30, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended November 30, 2010.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended November 30, 2010, we did not pay any compensation or grant any stock options to our directors.

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

Item 12: Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 1018 Huguang Rd., Chang Chung, China, 130012, , Beijing, 100024.

Name and Address of      Amount and Nature of       Percentage
Beneficial Ownership      Beneficial Owner
   of Class(1)

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended November 30, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

2010 - $5,300          Stan Lee, CPA

2009 - $2,750          Stan Lee, CPA

2008 - $4,700          M&K CPAS, PLLC



2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:


2010 - $0               Stan Lee, CPA

2009 - $0               Stan Lee, CPA

2008 - $0               M&K CPAS, PLLC

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0               Stan Lee, CPA

2009 - $0               Stan Lee, CPA

2008 - $0               M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0                     Stan Lee, CPA

2009 - $0                     Stan Lee, CPA

2008 - $0                     M&K CPAS, PLLC









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2011

Monza Ventures Inc.

(Registrant)

By: /s/ _Chen Wang

Chen Wang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature
 Title
 Date

/s/ Chen Wang
 President, CEO, Secretary, Treasurer and Director
 February 28, 2011

Chen Wang












Monza Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal years ended November 30, 2010 and 2009
F-2

Statements of Operations for the fiscal year ended November 30, 2010 and 2009 and the period from September 6, 2005 (inception) through
November 30, 2010   F-3

Statements of Stockholder's Equity (Deficit) for the period from
September 6, 2005 (inception) through November 30, 2010    F-4

Statements of Cash Flows for the fiscal year ended November 30, 2010 and 2009 and the period from September 6, 2005 (inception) through
November 30, 2010   F-5



Notes to Financial Statements        F-6





  Stan J.H. Lee, CPA
2160 North Central Rd. Suite 203 Fort Lee NJ 07024
P.O. Box 436402 San Diego CA 92143
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


--------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

Shareholders of
Monza Ventures Inc.

We have audited the accompanying balance sheets of Monza Ventures Inc. as of November 30, 2010 and 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monza Ventures Inc. as of November 30, 2010 and 2009 and the results of their operations and its cash flows for the fiscal year then in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan J.H. Lee, CPA
-------------------------
Stan J.H. Lee, CPA

February 27,  2011
Fort Lee, NJ 07024















F-1







Monza Ventures Inc.

(A Development Stage Company)

Balance Sheets

As of November 30, 2010 and  2009


                                        November 30, 2010          November 30, 2009

       Assets

Current Assets

       Cash and Cash Equivalents        $48                             $333

Total Current Assets                    $48                             $333

Total Assets                            $48                             $333

       Liabilities and Stockholders'
Equity

Current Liabilities

       Accounts Payable and Accrued     $16,748                         $3,198
Liabilities

       Dues from Related Parties        $41,000                         $41,000

       Loan from Related Party          $45,907                         $45,907

Total Current Liabilities               $103,655                        $90,105



Stockholders' Equity

Common Stock Authorized: 75,000,000
common shares at $0.001 par value
73,500,000 and 10,500,000 shares
issued and outstanding as of
November 30, 2010 and 2009,             $10,500                         $10,500
respectively

Additional Paid-in Capital              $24,373                         $20,905

(Deficit) accumulated during the        $(138,840)                      $(121,177)
developmental stage

Total Stockholders' Equity              $(103,607)                      $(89,772)

Total Liabilities and Stockholders'     $48                             $333
Equity


See Accompanying Summary of Accounting Policies and Notes to
Financial Statements



F-2

Monza Ventures Inc.

(A Development Stage Company)

Statements of Operations

For the Twelve months ended November 30, 2010 and 2009 and from September 6, 2005 (Inception) to November 30, 2010


                            For the Year   For the Year  September 6,
                            Ended          Ended         2005 (Inception)
                            November 30,   November 30,  to November 30,
                            2010           2009          2010
General and Administration
Expenses

Filing Fees                 $124           $-		 $3,403

Interest Expense            $3,468         $2,490        $10,873

Rent                        $6,000         $9,000        $53,000

Office Expense              $50            $-            $50

Professional Fees           $7,566         $9,264        $65,026

Bank Charges                $95            $442          $1,129

Website Development         $-             $-            $5,000

Net (loss) for the period   $(17,303)      $(21,196)     $(138,480)

Net (loss) per share

       Basic and diluted   $(0.001)        $(0.002)

Weighted Average Shares
Outstanding - Basic and
Diluted                    22,754,795      10,500,000


See Accompanying Summary of Accounting Policies and Notes to
Financial Statements



F-3



Monza Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Fiscal Period Ended November 30, 2010 and 2009. And from
September 6, 2005 (Inception), to November 30, 2010


                                               For the Year Ended

                                           November 30,    November 30,   September 6, 2005
                                           2010            2009           (Inception) to
                                                                          November 30, 2010

Operating Activities

       Net (loss) for the period           $(17,303)        $(21,196)      $(138,480)

Imputed Interest on related party
transactions                               $3,468           $2,490         $10,873


Changes in non-cash working capital
accounts

Accounts payable and Accrued
Liabilities                                $13,550          $10,000        $57,648

Cash used in operating activities          $(285)           $(8,706)       $(69,859)

Financing Activities

       Advances from related party         $3,200           $4,900         $11,000

       Issuance of common stock            $-               $-             $24,000

Net Cash Flow provided by financing
activities                                 $-              $8,700          $69,907

Net change in cash                         $(285)          $(6)            $48

Cash, Beginning of Period                  $333            $339            -

Cash, End of Period                        $48             $333            $48



The accompanying notes are an integral part of the consolidated financial statements.



F-4



Monza Ventures Inc.

(A Development Stage Company)

Statements of Stockholders' Equity
From September 6, 2005 (Inception) to November 30, 2009



                             Common Stock

                             Shares        Amount     Additional    Deficit       Total
                                                      Paid-in       Accumulated   Stockholders'
                                                      Capital       During the    Equity
                                                                    Development   (Deficit)
                                                                    Stage



Common Stock issued for cash
-at $0.001 per share,
September 9, 2005            $5,000,000     $5,000     $-            $-           $4,500

-at $0.001 per share
September 12, 2005            4,000,000      4,000      -             -            4,000

-at $0.001 per share
, September 13, 2005          1,500,000      1,500     13,500         -            15,000


Comprehensive income (loss)   -              -          -            (23,127)      (23,127)
- Net loss for the period


Balance, November 30,         10,500,000     10,500    13,500        (23,127)     (23,127)
2005

Comprehensive income (loss)   -              -         -             (23,068)     (23,068)
- Net Loss for the period


Balance, November 30,         10,500,000     10,500    13,500        (46,195)     (22,195)
2006

Imputed interest on
shareholder loan              -              -         2,234         -            2,234

Comprehensive income (loss)   -              -         -             (23,659)     (23,659)
- Net Loss for the period


Balance, November 30,         10,500,000     10,500    15,743        (69,854)     (43,620)
2007

Imputed interest on
shareholder loan              -              -         2,681         -             2,681

Comprehensive income (loss)
- Net Loss for the period     -              -         -             (30,127)      (30,127)


Balance, November 30,         10,500,000     10,500    18,415        (99,981)      (71,066)
2008

Imputed interest on
shareholder loan              -              -         2,490         -             2,490

Comprehensive income (loss)
- Net Loss for the period     -              -         -             (21,196)      (21,196)


Balance, November 30,
2009                          10,500,000     10,500    20,905        (121,177)     (89,772)

Imputred interes on
shareholder loan              -              -         3,468         -             3,468

Comprehensive income (loss)

Forward stock split
(7:1 basis)September 20,
2010                          63,000,000     63,000    (63,000)      -             -

Net loss for the period       -              -         -             (17,303)      (17,303)

Balance, November 30,
2010                          73,500,000     73,500    (38,627)      (138,480)     (103,607)

The accompanying notes are an integral part of the consolidated financial statements.






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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2010 and 2009, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2010, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost
The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of November 30, 2010.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.
The Company did not grant any stock options or warrants during the period from inception to November 30, 2010.

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

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended November 30, 2010 and 2009.

New Accounting Standards
Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN
Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $138,480 and has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2010, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

On September 20, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis.The Forward Stock Split became effective on September 20, 2010. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of the Common Stock to 73,500,000 from 10,500,000.

NOTE 4        INCOME TAXES
As of November 30, 2010 , the Company has an estimated net operating loss carryforward for tax purpose of $138,480. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2010 and 2009. The significant components of the deferred tax asset as at November 30, 2010 and 2009 are as follows:

                                                              2010 2009
Net Operating loss carryfowards      $ 48,468       $ 21,196
Valuation allowance                            (48,468)     (21,196)
Net Deferred Tax asset              $  -                 $   -

NOTE 5        RELATED PARTY TRANSACTIONS
As of November 30, 2010 and 2009, $45,907 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.
A shareholder loaned the Company $8,700 as of November 30, 2010. Imputed interest in the amount of $3,468 is included in additional paid in capital for the year ended November 30, 2010.











___________________________________________________________________
CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

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

Date: February 28, 2011

By: /s/ Chen Wang
      Chen Wang
      Chief Executive Officer



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL
OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Chen Wang, the Chief Executive Officer of Monza Ventures Inc. (the "Company") hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, the Annual Report on Form 10-K for the year ended November 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report on Form 10-K, as amended, fairly presents in all material respects the financial condition and results of operations of the Company.

Date: February 28, 2011

/s/ _Chen Wang__
Chen Wang
Chief Executive Officer