Form 10-K/A
period 2010-11-30
Monza Ventures Inc.
filed 2011-03-16
CIK 1347870

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

Number of shares of each class of Monza Ventures' capital stock outstanding as of February 28, 2011: 10,500,000 shares of common stock

Explanatory Note: The Company's quarterly report on Form 10-K for the period ended November 30, 2010 has been amended to include the majority stockholder information for Item 12.

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

Name and Address of      Amount and Nature of       Percentage
Beneficial Ownership      Beneficial Owner
   of Class(1)

Chen Wang                        Nil                   0%

Andrew Wong                   5,000,000                47.62%

Directors and Executive
Officers as a Group              Nil                   0%


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

2009 - $0               Stan Lee, CPA

2008 - $0               M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0                     Stan Lee, CPA

2009 - $0                     Stan Lee, CPA

2008 - $0                     M&K CPAS, PLLC









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2011

Monza Ventures Inc.

(Registrant)

By: /s/ _Chen Wang

Chen Wang

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature
 Title
 Date

/s/ Chen Wang
 President, CEO, Secretary, Treasurer and Director
 March 15, 2011

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

Date: March 15, 2011

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

Date: March 15, 2011

/s/ _Chen Wang__
Chen Wang
Chief Executive Officer