Form 10-Q
period 2011-02-28
Monza Ventures Inc.
filed 2011-04-14
CIK 1347870

U.S. SECURITIES AND EXCHANGE  COMMISSION
               WASHINGTON, D.C. 20549

                      FORM - 10Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011.
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _____________________

Commission File No:000-51976




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

                     949-419-6588
          ----------------------------------
                (Registrant's telephone number,
                 including area code)

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 14, 2011 was 22,754,795 shares .



Page 1
MONZA VENTURES INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED February 28, 2011 AND February 28, 2010

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

Page 2

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets
As at February 28, 2011 and November 30, 2010

                                                           February 28, 2011   November 30, 2010
                                                           (Unaudited)         (Audited)


Assets

Current Assets - Cash and Cash Equivalents                  $48               $48

Website Development Costs                                   -                 -

TOTAL ASSETS                                                $48               $48

Liabilities

Current Liabilities

       Accounts Payable and Accrued Liabilities-            $16,748           $16,748
       Related Party

       Dues from Related Parties                            $41,000           $41,000

       Loan from Related Party                              $45,907           $45,907

TOTAL CURRENT LIABILITIES                                   $103,655          $103,655

Stockholders' Equity - Common Stock

$0.001 par value, 75,000,000 shares                         10,500            10,500
authorized, 73,500,000 and 10,500,000
shares issued and outstanding as of
November 30, 2010 and 2009, respectively

           Additional paid-in capital                       25,240            24,373

Deficit accumulated during the developmental stage          $(139,347)        $(138,480)

TOTAL STOCKHOLDERS' EQUITY                                  $(103,607)        $(103,607)

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                 $48               $48

The accompanying notes are an integral part of these financial statements


Page 3
Monza Ventures Inc.
(A Development Stage Company)
Statements of Operations

THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010 AND THE
PERIOD FROM SEPTEMBER 6, 2005 (INCEPTION) THROUGH FEBRUARY 28, 2011
(Unaudited)

                  Three Months     Three Months     From September
                  Ended February   Ended February   6, 2005
                  28, 2011         28, 2010         (Inception) to
                                                    February 28, 2011


General and
Administrative
Expenses

Filing Fees       -                $124              $3,403

Rent              -                -                 $53,000

Bank Charges      -                -                 $1,129

Professional Fees -                $1,230            $65,026

Interest Expense  $867             -                 $11,740

Website           -                -                 $5,000
Development

Office Expense    -                -                 $50

Operating loss    $(867            $(1,354)          $(139,347)

Net (loss) for    $(867)           $(1,354)          $(139,347)
the period

Net (loss) per    0.00             0.00
share - Basic
and Diluted

Weighted Average  22,754,795       10,500,000
Shares
Outstanding -
Basic and Diluted

         The accompanying notes are an integral part of these financial statements.



MONZA VENTURES INC.
(A Development Stage Company)
Statement of Cash Flows

Page 4
Three Months Ended February 28, 2011
and 2010 and the Period From
September 6, 2005 (Inception)
through February 28, 2011
(Unaudited)



                                                               For             For           From
                                                               the             the           September
                                                               Three           Three         6,
                                                               Months          Months        2005
                                                               Ended           Ended         (Inception)
                                                               February        February      to
                                                               28 ,2011        28, 2010      February
                                                                                             28, 2011

                Cash Flow from Operating Activities

                       Net loss for the Period                 $(867)          $(1,354)      $(139,347)

                           Imputed interest                    $867             -            $11,740
                on related party transactions

                Changes in non-cash working
                capital items

                       Accounts payable and                    -               $1,250        $57,748
                accrued liabilities

                Net Cash Flow Used in                          -               $(104)        $(69,859)
                Operating Activities

                Financing Activities

                       Advances from related party             -               -             $45,907

                       Issuance of common                      -               -             $24,000
                stock

                Net Cash Flow Provided by                      -               -             $69,907
                Financing Activities

                Net change in Cash                             -               $(104)        $48

                Cash, Beginning of Period                      $48             $333          -

                Cash, End of Period                            $48             $229          $48



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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2011 and 2010, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2011, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost
The Company adopted EITF 00-2, "Accounting for Website Development Costs, " which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 28, 2011.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to February 28, 2011.

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

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended February 28, 2011 and 2010.

New Accounting Standards
Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN
Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $139,347 and has insufficient working capital to meet operating needs for the next twelve months as of February 28, 2011, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

NOTE 4        INCOME TAXES
As of February 28, 2011, the Company has an estimated net operating loss carryforward for tax purpose of $139,347. This amount may be applied against future federal taxable income and expires in 2028.

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

NOTE 5        RELATED PARTY TRANSACTIONS
As of February 28, 2011 and 2010, $45,907 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.

A shareholder loaned the Company $8,700 as of February 28, 2011. Imputed interest in the amount of $867 is included in additional paid in capital for the three months ended February 28, 2011.






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

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied

     Page 9
     by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended November 30, 2010 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

     Our auditors have issued a going concern opinion for the year ended November 30, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are

     Page 10
     anticipated until our commercial operations begin. As we had cash in the amount of $48 and a working capital deficit in the amount of $103,607 as of February 28, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

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

     As of February 28, 2011 our total assets were $48 and our total liabilities were $103,655 and we had a working capital deficit of $103,607. Our financial statements report a net loss of $867 for the three months ended February 28, 2011, and a net loss of $139,347 for the period from September 6, 2005 (date of incorporation) to February 28, 2011. Our net loss from operations decreased to $867 for the three months ended February 28, 2011, as compared to $1,354 for the three months ended February 28, 2010. Our losses have decreased primarily as a result of decreased professional fees and and filing fees.

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

     Purchase of Significant Equipment
     We do not intend to purchase any significant equipment over the six months ending February 28, 2011.

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

     ITEM 4.  CONTROLS AND PROCEDURES

     Page 12

     a) Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, February 28, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2011.

     Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of February 28, 2011.

     Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in our annual reports on Form 10-K for the annual reporting periods through November 30, 2011.

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



     Page 13
     b) Changes in Internal Control over Financial Reporting.

     During the Quarter ended February 28, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.











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

     ITEM 1A. RISK FACTORS

     ITEM 1A - Risk Factors

     You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in
     Item 1A of the Company's Form 10-K for the year ended November 30, 2010, including but not limited, to the following:

     The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern
     The Company has net losses for the period from inception (September 6, 2005) to February 28, 2011 of $134,760. The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

     Page 15
     We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

     We were incorporated in September 6, 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $134,760 from inception to February 28, 2011. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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


     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES


     There were no defaults upon senior securities during the period ended
     A0.


     Page 21
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to the vote of securities holders during the period ended February 28, 2011.

     ITEM 5. OTHER INFORMATION


     There is no information with respect to which information is not otherwise called for by this form


     ITEM 6.  EXHIBITS

     3.1   Articles of Incorporation(1)

     3.2   Bylaws (1)

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(2)

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

     (2)   Filed herein.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Registrant
     Date:        April 14,2011
                  Monza Ventures Inc.
      By: /s/     Mr. Chen Wang
                  Chen Wang
                  Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)























     Page 23
     Exhibit 31.1

      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------
     I, Chen Wang, Chief Executive Officer of the Company, certify that:
      1. I have reviewed this Quarterly report on Form 10Q of Monza Ventures Inc.;

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

     Registrant
     Date: April 14,2011
      Monza Ventures Inc.
      By: /s/ Chen Wang
      Chen Wang
      Chairman, Chief Executive Officer (Principle Executive
      Officer, Principle Financial Officer)


     Exhibit 31.2

      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------
     I, Chen Wang, Chief Financial Officer of the Company, certify that:
      1. I have reviewed this Quarterly report on Form 10Q of Monza Ventures Inc.;

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

     Registrant
     Date: April 14,2011             Monza Ventures Inc.
      By: /s/ Chen Wang
     Chen Wang
     Chairman, Chief Executive Officer (Principle Executive
     Officer, Principle Financial Officer)


      Exhibit 32.1
     CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
     2002 (18 U.S.C. SECTION 1350)
     --------------------------------------------------------------------
     In connection with the Quarterly Report of Monza Ventures Inc. (the "Company") on Form 10-Q for the period ending February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Registrant
     Date: April 14, 2011
                    Monza Ventures Inc.
      By: /s/ Chen Wang
      Chen Wang
      Chairman, Chief Executive Officer (Principle Executive
      Officer, Principle Financial Officer)


     Exhibit 32.2
     CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
     2002 (18 U.S.C. SECTION 1350)
     --------------------------------------------------------------------
     In connection with the Quarterly Report of Monza Ventures Inc.. (the "Company") on Form 10-Q for the period ending February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Wang, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Registrant
     Date: April 14,2011
                    Monza Ventures Inc.
      By: /s/ Chen Wang
      Chen Wang
      Chairman, Chief Executive Officer (Principle Executive
      Officer, Principle Financial Officer)