Form 10-Q
period 2011-05-31
Monza Ventures Inc.
filed 2011-07-15
CIK 1347870

U.S. SECURITIES AND EXCHANGE  COMMISSION
               WASHINGTON, D.C. 20549

                      FORM - 10Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011.
or

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of July 10, 2011 was 73,500,000 shares .


1
Monza Ventures Inc.
Table of Contents

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of May 31, 2011 (Un-audited) and November 30, 2010
(Audited)..........................................................3

Statements of Operations for the Three Months Ended May 31, 2011 and 2009 and the Six Months Ended May 31, 2011 and 2010 and the Period
From September 6, 2005 (Inception) through May 31, 2011 (Unaudited).
.......................................................................4
Statements of Cash Flows for the Six Months Ended May 31, 2011 and 2010 and the Period From September 6, 2005 (Inception) through May 31,
2011..................................................................5

Notes to Financial Statements
(Unaudited)...........................................................7

Item 2. Management's Discussion and Analysis or Plan of Operations....13

Item 3. Controls and Procedures.......................................15

Part II - OTHER INFORMATION...........................................17

                            2
                Part I - FINANCIAL INFORMATION
                 MONZA VENTURES INC.
            (A DEVELOPMENT STAGE COMPANY)
                    BALANCE SHEETS
                BALANCE AS AT MAY 31, 2011 AND
                  NOVEMBER 30, 2010

                                           May               November
                                           31,               30, 2010
                                           2011

                                           (Unaudited)       (Audited)

Assets

Current Assets - Cash and Cash Equivalents    $-                $48

Website Development Costs                     -                 -

TOTAL ASSETS                                  $-                $48

Liabilities

Current Liabilities

Accounts Payable and Accrued                 $32,048           $16,748
Liabilities-  Related Party

Dues from Related Parties                    $41,000           $41,000

Loan from Related Party                      $45,858           $45,907

TOTAL CURRENT LIABILITIES                    $118,906          $103,655

Stockholders' Equity - Common Stock

 $0.001 par value, 75,000,000               73,500            10,500
shares authorized, 10,500,000 shares
issued and outstanding as of November
30, 2010 and 73,500,000 as of
May 31, 2011

Additional paid-in capital                  26,107            24,373

Deficit accumulated during the              $(155,513)        $(138,480)
developmental stage

TOTAL STOCKHOLDERS' EQUITY                  $(118,906)        $(103,607)

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY $-                $48


The accompanying notes are an integral part of these financial statements.

                            MONZA VENTURES INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MAY 31, 2011 AND 2010 AND THE SIX MONTHS ENDED MAY
            31, 2011 AND 2010 AND THE PERIOD FROM SEPTEMBER 6, 2005 (INCEPTION)
                           THROUGH MAY 31, 2011
                                (Unaudited)





              Three       Three         Six           Six          From
              Months      Months        Months        Months       September
              Ended May   Ended         Ended         Ended        6, 2005
            31, 2011      May 31, 2010  May 31, 2011  May 31,2010 (Inception)to
                                                                   May 31, 2011

General and
Administrative
Expenses

Filing Fees       $300           -           $300        $124          $3,703

Rent              -              $6,000      -           $6,000        $53,000

Bank Charges      -              $28         -           $28           $1,129

Professional Fees $15,000        -           $15,000     $1,230        $80,025


Interest          $867           $1,734      $1,734      $1,734        $12,607

Office Expense    -              -           -           -             $50

Website           -              -           -           -             $5,000
Development

Net (loss)      $(16,167)      $(7,762)    $(17,034)   $(9,116)      $(155,513)
for the period

Net (loss)        0.00          0.00        0.00        0.002          0.001
per share -
Basic and Diluted

Weighted         73,500,000    10,500,000   10,500,000  10,500,000
Average
Shares
Outstanding
- Basic and
Diluted


The accompanying notes are an integral part of these financial statements.


                       MONZA VENTURES INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
       Six Months Ended May 31, 2011 and 2010 and the Period
       From September6, 2005 (Inception) through May 31,2011
                         (Unaudited)




                                                                 From
                                   For             For           September
                                   the             the           6,
                                   Six             Six           2005
                                   Months          Months        (Inception)
                                   Ended           Ended         to May
                                   May             May           31, 2011
                                   31 ,2011        31, 2010

Cash Flow from Operating Activities

Net loss for the Period            $(17,034)       $(9,116)      $(155,513)

Imputed interest on                $1,734          $1,734        $12,607
related party transactions

Accounts payable and               $15,300         $7,250        $73,048
accrued liabilities

Net Cash Flow Used in Operating
Activities                         -               $(132)        $(69,858)


Financing Activities

Advances from related party        $(48)           -             $45,858

Issuance of common stock           -               -             $24,000


Net Cash Flow Provided by          $(48)           -             $69,858
Financing Activities

Net change in Cash                 $(48)           $(132)        -

Cash, Beginning of Period          $48             $333          -

Cash, End of Period                -               $201          -



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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2011 and 2010, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share
Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At
May 31, 2011, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost
The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of May 31, 2011.

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to May 31, 2011.

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

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended May 31, 2011 and 2010.

New Accounting Standards
Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN
Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $155,513 and has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2011, all of which raise substantial doubt about Monza's ability to continue as a going concern.

NOTE 3       CAPITAL STOCK
On September 9, 2005, the Company issued 5,000,000 common shares a t $0.001 per share to the sole director of the Company for total proceeds of $5,000.

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

NOTE 4        INCOME TAXES
As of May 31, 2011, the Company has an estimated net operating loss carryforward for tax purpose of $155,513. This amount may be applied against future federal taxable income and expires in 2028.

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

NOTE 5        RELATED PARTY TRANSACTIONS
As of May 31, 2011 and 2010, $45,858 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.

A shareholder loaned the Company $8,700 as of May 31, 2011. Imputed interest in the amount of $867 is included in additional paid in capital for the three months ended May 31, 2011.


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

     We currently have not advanced beyond the business plan state from our inception until the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

     Not accounting for our working capital deficit of $118,906, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

     Our auditors have issued a going concern opinion for the year ended November 30, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $118,906 as of May 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

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

     As of May 31, 2011 our total assets were $0 and our total liabilities were $118,906 and we had a working capital deficit of $118,906. Our financial statements report a net loss of $17,034 for the six months ended May 31, 2011, and a net loss of $155,513 for the period from September 6, 2005 (date of incorporation) to May 31, 2011. Our net loss from operations decreased to $17,034 for the six months ended May 31, 2011, as compared to $9,116 for the six months ended May 31, 2010. Our losses have decreased primarily as a result of decreased professional fees and and filing fees.

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

     Purchase of Significant Equipment
     We do not intend to purchase any significant equipment over the six months ending May 31, 2011.

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

     ITEM 4.  CONTROLS AND PROCEDURES

     Page 12

     a) Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2011.

     Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of May 31, 2011.

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



     Page 13
     b) Changes in Internal Control over Financial Reporting.

     During the Quarter ended May 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.








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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) The following exhibit is filed as part of this report:

31.1 Certification of Chief Executive Officer and Chief
Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Financial Officer and Chief
Executive Officer of pursuant of Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
 July 15, 2011


            July 15, 2011         /s/ "Chen Wang"

                                 Mr. Chen Wang, President