Form 10-Q/A
period 2011-05-31
Monza Ventures Inc.
filed 2011-07-15
CIK 1347870

U.S. SECURITIES AND EXCHANGE  COMMISSION
               WASHINGTON, D.C. 20549

                      FORM - 10Q/A

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


Explanatory note: This amendment to Form 10Q period ended May 31, 2011 is filed because the signature needed to be revised to the current President.

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


            July 15, 2011         /s/ "Greg Thompson"

                                 Mr. Greg Thompson, President