Form 10-Q/A
period 2011-02-28
Monza Ventures Inc.
filed 2011-08-03
CIK 1347870

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 14, 2011 was 73,500,000 shares .

Explanatory note: This amendment for Form 10Q period ended February 28,
2011 is filed because the number of shares outstanding needed to be revised.



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

Page 2

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets
As at February 28, 2011 and November 30, 2010

                                                           February 28, 2011   November 30, 2010
                                                           (Unaudited)         (Audited)


Assets

Current Assets - Cash and Cash Equivalents                  $48               $48

Website Development Costs                                   -                 -

TOTAL ASSETS                                                $48               $48

Liabilities

Current Liabilities

       Accounts Payable and Accrued Liabilities-            $16,748           $16,748
       Related Party

       Dues from Related Parties                            $41,000           $41,000

       Loan from Related Party                              $45,907           $45,907

TOTAL CURRENT LIABILITIES                                   $103,655          $103,655

Stockholders' Equity - Common Stock

$0.001 par value, 75,000,000 shares                         73,500            10,500
authorized, 73,500,000 and 10,500,000
shares issued and outstanding as of
February 28, 2011 and 2010, respectively

           Additional paid-in capital                       25,240            24,373

Deficit accumulated during the developmental stage          $(139,347)        $(138,480)

TOTAL STOCKHOLDERS' EQUITY                                  $(103,607)        $(103,607)

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                 $48               $48

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
                                                    February 28, 2011


General and
Administrative
Expenses

Filing Fees       -                $124              $3,403

Rent              -                -                 $53,000

Bank Charges      -                -                 $1,129

Professional Fees -                $1,230            $65,026

Interest Expense  $867             -                 $11,740

Website           -                -                 $5,000
Development

Office Expense    -                -                 $50

Operating loss    $(867            $(1,354)          $(139,347)

Net (loss) for    $(867)           $(1,354)          $(139,347)
the period

Net (loss) per    0.00             0.00
share - Basic
and Diluted

Weighted Average  73,500,000       10,500,000
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

     (2)   Filed herein.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Registrant
     Date:        August 2, 2011
                  Monza Ventures Inc.
      By: /s/     Mr. Greg Thompson
                  Greg Thompson
                  Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)























     Page 23
     Exhibit 31.1

      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------
     I, Greg Thompson, Chief Executive Officer of the Company, certify that:
      1. I have reviewed this Quarterly report on Form 10Q of Monza Ventures Inc.;

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

     Registrant
     Date: August 2,2011
      Monza Ventures Inc.
      By: /s/ Greg Thompson
      Greg Thompson
      Chairman, Chief Executive Officer (Principle Executive
      Officer, Principle Financial Officer)


     Exhibit 31.2

      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------
     I, Greg Thompson, Chief Financial Officer of the Company, certify that:
      1. I have reviewed this Quarterly report on Form 10Q of Monza Ventures Inc.;

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

     Registrant
     Date: August 2,2011             Monza Ventures Inc.
      By: /s/ Greg Thompson
     Greg Thompson
     Chairman, Chief Executive Officer (Principle Executive
     Officer, Principle Financial Officer)


      Exhibit 32.1
     CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
     2002 (18 U.S.C. SECTION 1350)
     --------------------------------------------------------------------
     In connection with the Quarterly Report of Monza Ventures Inc. (the "Company") on Form 10-Q for the period ending February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Thompson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Registrant
     Date: August 2, 2011
                    Monza Ventures Inc.
      By: /s/ Greg Thompson
      Greg Thompson
      Chairman, Chief Executive Officer (Principle Executive
      Officer, Principle Financial Officer)


     Exhibit 32.2
     CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
     2002 (18 U.S.C. SECTION 1350)
     --------------------------------------------------------------------
     In connection with the Quarterly Report of Monza Ventures Inc.. (the "Company") on Form 10-Q for the period ending February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Registrant
     Date: August 2,2011
                    Monza Ventures Inc.
      By: /s/ Greg Thompson
      Greg Thompson
      Chairman, Chief Executive Officer (Principle Executive
      Officer, Principle Financial Officer)