Form 10-Q
period 2011-08-31
Monza Ventures Inc.
filed 2011-10-21
CIK 1347870

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM - 10Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _____________________

Commission File No:000-51976

MONZA VENTURES INC.

(Name of small business issuer in its charter)

NEVADA N/A

(State of Incorporation) (I.R.S. Employer Identification No.)

1018 HUGUANG RD., CHANG CHUN, CHINA, 130012

(Address of principal executive offices)

949-419-6588

(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of October 20, 2011 was 73,500,000 shares .

MONZA VENTURES INC. INDEX TO FORM 10-Q FILING FOR THE THREE AND NINE MONTHS ENDED August 31, 2011 AND August 31, 2010

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

Exhibit 31 Management certification 22-24 Exhibit 32 Sarbanes-Oxley Act 22-24

Monza Ventures Inc. (A Development Stage Company) Balance Sheets As at August 31, 2011 and November 30, 2010

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets

	August 31,	November 30,
	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 48
TOTAL CURRENT ASSETS

TOTAL ASSETS	$ -	$ 48

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 32,898	$ 16,748
Dues from Related Parties	41,000	41,000
Loan from Related Party	45,858	45,907
TOTAL CURRENT LIABILITIES	119,756	103,655

COMMITMENTS

Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 shares issued and outstanding as of	10,500	10,500
November 30, 2010 and as of August 31, 2011
Additional paid-in capital	26,974	24,373
(Deficit) accumulated during the development stage	(157,230)	(138,480)

TOTAL STOCKHOLDERS' EQUITY	(119,756)	(103,607)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ 48

The accompanying notes are an integral part of these financial statements

Page 3 Monza Ventures Inc. (A Development Stage Company) Statements of Operations

THREE AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2010 AND THE PERIOD FROM SEPTEMBER 6, 2005 (INCEPTION) THROUGH AUGUST 31, 2011

Monza Ventures Inc.
(A Development Stage Company)
Statements of Operations
		(Unaudited)
					September 6, 2005
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	August 31,		August 31,		August 31,
	2011	2010	2011	2010	2011

General and Administration Expenses
Filing Fees	$ -	$ -	$ 300	$ 124	$ 3,702
Bank charges and interest	-	-	-	28	1,129
Professional Fees	850	3,600	15,850	4,830	80,875
Interest Expense	867	867	2,601	2,601	13,474
Rent	-	-	-	6,000	53,000
Office Expense	-	-	-	-	50
Website Development	-	-	-	-	5,000

Operating loss	$ (1,717)	$ (4,467)	(18,751)	(13,583)	(157,230)

Net (loss) for the period	$ (1,717)	$ (4,467)	$ (18,751)	$ (13,583)	$ (157,230)

Net (loss) per share
Basic and diluted	$ (0.000) $	(0.000)	$ (0.0002)	$ (0.001)

Weighted Average Shares Outstanding
Basic and diluted	73,500,000	10,500,000	73,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

MONZA VENTURES INC. (A Development Stage Company) Statement of Cash Flows

Nine Months Ended August 31, 2011 and 2010 and the Period From September 6, 2005 (Inception) through August 31, 2011 (Unaudited)

Monza Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months ended August 31, 2011 and 2010 and the
Period from September 6, 2005 (Inception) Through August 31, 2011

			September 6, 2005
	For the Nine Months ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011

Cash Flow from Operating Activities
Net (loss) for the period	$ (18,751)	$ (13,583)	$ (157,230)
Imputed interest on related party transactions	2,601	2,601	13,474
Changes in non-cash working capital items
Accounts payable and accrued liabilities	16,150	10,750	73,898

Net Cash Flow Used in Operating Activities	-	(232)	(69,858)

Cash Flows from Investing Activities
Website development	-	-	-
Net Cash Flow Used in Investing Activities		-	-

Financing Activities
Advances from related party	(48)	-	45,858
Issuance of common stock	-	-	24,000

Net Cash Flow Provided by Financing Activities	(48)	-	69,858

Net change in cash	(48)	(232)	-

Cash, Beginning of Period	48	333	-

Cash, End of Period	$ -	$ 101	$ -

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2011 and 2010, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At August 31, 2011, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of August 31, 2011.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to August 31, 2011.

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

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended August 31, 2011 and 2010.

New Accounting Standards

Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $157,230 and has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2011, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

NOTE 4        INCOME TAXES

As of August 31, 2011, the Company has an estimated net operating loss carryforward for tax purpose of $157,230. This amount may be applied against future federal taxable income and expires in 2028.

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

NOTE 5        RELATED PARTY TRANSACTIONS

As of August 31, 2011 and 2010, $45,858 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.

A shareholder loaned the Company $8,700 as of May 31, 2011. Imputed interest in the amount of $867 is included in additional paid in capital for the three months ended August 31, 2011.

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

Not accounting for our working capital deficit of $119,756, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $119,756 as of August 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative $ 8,000 Rent $ 12,000 Professional fees $ 5,000 Total $ 25,000

Liquidity and Capital Resources As of the date of this quarterly report, we have not generated any revenues from our business activities.

As of August 31, 2011 our total assets were $0 and our total liabilities were $119,756 and we had a working capital deficit of $119,756. Our financial statements report a net loss of $18,751 for the nine months ended August 31, 2011, and a net loss of $157,230 for the period from September 6, 2005 (date of incorporation) to August 31, 2011. Our net loss from operations decreased to $18,756 for the nine months ended August 31, 2011, as compared to $13,583 for the nine months ended August 31, 2010. Our losses have increased primarily as a result of increased professional fees and and filing fees.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the six months ending August 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2011.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of August 31, 2011.

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

Page 13 b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has net losses for the period from inception (September 6, 2005) to August 31, 2011 of $157,230. The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Page 15 We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in September 6, 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $157,230 from inception to August 31, 2011. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

(2) Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Registrant Date: October 20, 2011

Monza Ventures Inc.

By: /s/ Mr. Greg Thompson

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

Registrant Date: October 20 ,2011

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

Registrant Date: October 20, 2011

Monza Ventures Inc.

By: /s/ Greg Thompson

Greg Thompson Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 32.1 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350) --------------------------------------------------------------------

In connection with the Quarterly Report of Monza Ventures Inc. (the "Company") on Form 10-Q for the period ending August 31 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Thompson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: October 20, 2011

Monza Ventures Inc.

By: /s/ Greg Thompson

Greg Thompson Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Exhibit 32.2 CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350) --------------------------------------------------------------------

In connection with the Quarterly Report of Monza Ventures Inc.. (the "Company") on Form 10-Q for the period ending August 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Thompson, Principle Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: October 20, 2011

Monza Ventures Inc.

By: /s/ Greg Thompson

Greg Thompson Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)