Form 10-K/A
period 2010-11-30
Monza Ventures Inc.
filed 2011-11-10
CIK 1347870

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K/A2

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


Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered pursuant to Section 12(g) of the Exchange
Act: Common Stock, $0.001 par value.




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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Monza's Common Stock owned by non-affiliates as of November 10, 2011 was $9,075,000.

Number of shares of each class of Monza Ventures' capital stock outstanding as of November 10, 2011: 10,500,000 shares of common stock

Explanatory Note: This amendment is a response to the comment letter sent by the United States Securities and Exchange Commission on
September 29, 2011.

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


The status of the current operation is that we are continually seeking sources of funding to continue our operation of developing our website. We have taken steps to renegotiate our contract with Fusion Business Group to accept alternative payment in order to commence the website. In addition, the Company is discussing with other website programmers on the possibility of their involvement in developing the site. The time frame to commence the programming is estimated to be within the fourth quarter of the calendar year 2011. The Company's President has promoted the Company's business plan to several factories and other retailers and there have been strong expressions of interest for them to use the Company's website for selling their products. The Company has not yet developed any customer interest as there are no products as of now to sell. The time frame to commence operations is within six months of completing the beta phase of the website.
The Company's contract with Fusion Business Group is still current. Fusion Business Group are waiting for a second installment payment from the Company prior to commencing any further work for the Company

During September of 2005, we
received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $48. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

We plan to commence operations as an e-commerce retailer that allows customers to purchase overstocked inventory items from factories in China. The initial region that we plan to market our website to is North America. Our website will contain a wide variety of overstocked goods from Chinese factories. Items that can be found on our website will vary depending on what items are over produced by the Chinese factories. As of the date of this filing, we do have any contracts, agreements, and understandings with any manufacturers in China.

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

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock.



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

Because we are a "shell" Company our shares will be subject to restrictions on resale.


As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus


Risks Associated with Our Common Stock

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers
OTC Bulletin Board


                     High    Low
November 30, 2010   $0.00    $0.00
August 31, 2010     $0.00    $0.00
May 31, 2010        $0.00    $0.00
February 28, 2010   $0.00    $0.00
November 30, 2009   $0.00    $0.00
August 31, 2009     $0.00    $0.00
May 31, 2009        $0.00    $0.00
February 28, 2009   $0.00    $0.00




The prices in the table may not necessarily represent actual transactions.






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

On September 20, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on May 12, 2011. As a result of the Forward Stock
Split, the Company increased its issued and outstanding shares of the Common Stock to 73,500,000 from 10,500,000.

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

Cash Requirements

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website. We expect that our website will reach the beta phase of development by the fourth quarter of the calendar year 2011. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.

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

As of November 30, 2010, our total assets were $48 and our total liabilities were $103,655 and we had a working capital deficit of $103,607. Our financial statements report a net loss of $3,720 for the year ended November 30, 2010, and a net loss of $138,480 for the period from September 6, 2005 (date of incorporation) to November 30, 2010. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations decreased to $3,720 for the year ended November 30, 2010, as compared to $21,196 for the year ended November 30, 2009. The reason for the decrease in loss for the year ended November 30, 2010 as compared to for the year ended November 30, 2009 is

The continuation of our business is dependent upon obtaining further financing, a successful implementation of our business plan, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. The Company's President has sought and continues to seek either debt or equity investment capital from discussions and meetings that he has arranged with various business persons. In addition, the Company is actively seeking capital from other internet related businesses in China and from large factories based in China that would benefit from the development of our website. The current status of the President's efforts in pursuing these various financing alternatives have not resulted in any financing commitment of any type for short term or long term.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30,
2010 pursuant to Exchange Act Rule 13a-15.Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2010 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

Management's Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:


i)
We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.


ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.
As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.


iii)
We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.


iv)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.


v)
We did not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.


Changes in Internal Control over Financial Reporting

There were not any changes in our internal controls over financial reporting that occurred during the year ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.



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

These limitations did not impact our conclusion regarding the Effectiveness of our internal control over financial reporting.


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


Page 14
Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

In 2006, Mr.Chen Wang has over 20 years of experience as a management consultant, specializing in the field of manufacturing. Prior to becoming self employed, Mr. Wang was employed by Wenzhou Jimei Plastic and Paper Factory as part of their senior management. Mr. Wang's employer specialized in making plastic/paper cards, stickers, paper and plastic bags and labels for all types of consumer goods. For the last five years, Mr. Wang has been self employed as a consultant to several domestic PRC manufacturers, hotels, hospitals, clothing manufacturers and schools. Some of Mr. Wang's clients include: Elementary School of Nantong, Yangguang Hospital, Nanjing Fashion Clothing Factory, and the Dongguan Xin Xin Hotel.

Mr. Peng Jian Zhi has over 15 years of experience as an importer/exporter of retail goods in Asia. For the last five years, Mr. Zhi has been self employed and serves as a consultant to domestic PRC firms seeking advice on sourcing and procurement of goods. Some of Mr. Zhi clients include: Sinong Silk Bedding
Product Inc., a company continually sourcing silk bedding products and Shenzhen Meidisi Furniture Factory, which source furnishings for homes and offices.

Mr. Yuan Wei has over 7 years of experience with Internet start up companies in various capacities, from computer programmer to an executive management role. Mr. Wei was involved with Jinan Long Networking Technology Co Ltd and Dong Wang Technology, which were technology start ups. Mr. Wei is well versed in the following computer programing languages: C, C++, Java, ASP.net, PHP

For the last five years, Mr. Wei has been a sole proprietor of an E-Commerce consulting company operated under his own name in China.





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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Item 12: Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 1018 Huguang Rd., Chang Chung, China, 130012, Beijing, 100024.

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

Stock Split Information

On September 20, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on May 12, 2011. As a result of the Forward Stock
Split, the Company increased its issued and outstanding shares of the Common Stock to 73,500,000 from 10,500,000.


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

Stan Lee CPA served as our independent registered public accounting firm for fiscal 2010 and 2009. The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2010 and 2009.


                   Fiscal 2010   Fiscal 2009

Audit Fees         $5300         $2750

Audit-Related Fees  0             0
Tax Fees            0             0
All Other Fees      0             0
Total              $5300         $2,750

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consultations.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.


MONZA VENTURES, INC.


DATE: November 10, 2011                         By: /s/ Greg Thompson

                                                Name: Greg Thompson
                                                Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                               Date

/s/ Greg Thompson   President, Chief Executive Officer, November 10, 2011
Greg Thompson       Principal Financial Officer


/s/ Peng Jian Zhi   Director                            November 10, 2011
Peng Jian Zhi


/s/ Yuan Wei        Director                            November 10, 2011
Yuan Wei

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

Page 24

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

Page 25

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

Page 26

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

On September 20, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on May 12, 2011. As a result of the Forward Stock
Split, the Company increased its issued and outstanding shares of the Common Stock to 73,500,000 from 10,500,000.

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

There are no known demands, commitments, events or uncertainties
That will result in or that are reasonably likely to result in our Liquidity increasing or decreasing in any material way as a result Of the accounts payable owing to this company.


A shareholder loaned the Company $8,700 as of November 30, 2010.
Imputed interest in the amount of $3,468 is included in additional paid in capital for the year ended November 30, 2010.