Form 10-Q/A
period 2011-02-28
Monza Ventures Inc.
filed 2011-11-10
CIK 1347870

U.S. SECURITIES AND EXCHANGE  COMMISSION
               WASHINGTON, D.C. 20549

                      FORM - 10Q/A-2

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

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of November 10, 2011 was 73,500,000 shares .

Explanatory note: This amendment for Form 10Q period ended February 28, 2011 is being filed in response to comments received from the SEC on September 29, 2011.



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

     ITEM 4.  CONTROLS AND PROCEDURES

     Page 12

     a) Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, February 28, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2011.

     Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of February 28, 2011.

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

     (2)   Filed herein.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Registrant
     Date:        November 10, 2011
                  Monza Ventures Inc.
      By: /s/     Mr. Greg Thompson
                  Greg Thompson
                  Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)