Form 10-Q/A
period 2011-05-31
Monza Ventures Inc.
filed 2011-11-10
CIK 1347870

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


Explanatory note: This amendment to Form 10Q period ended May 31, 2011 is being filed in response to comments received from the SEC on September 29, 2011.

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

     ITEM 4.  CONTROLS AND PROCEDURES

     Page 12

     a) Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2011.

     Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was not effective as of May 31, 2011.

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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) The following exhibit is filed as part of this report:

31.1 Certification of Chief Executive Officer and Chief
Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Financial Officer and Chief
Executive Officer of pursuant of Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            November 10, 2011    /s/ "Greg Thompson"

                                 Mr. Greg Thompson, President
                                 Chief Executive Officer,
                                 Principal Financial Officer