Form 10-K/A
period 2010-11-30
Monza Ventures Inc.
filed 2011-12-12
CIK 1347870

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K/A3

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Monza's Common Stock owned by non-affiliates as of December 9, 2011 was $9,075,000.

Number of shares of each class of Monza Ventures' capital stock outstanding as of December 9, 2011: 10,500,000 shares of common stock

Explanatory Note: This amendment is a response to the comment letter sent by the United States Securities and Exchange Commission on
November 30, 2011.

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

As of November 30, 2010, our total assets were $48 and our total liabilities were $103,655 and we had a working capital deficit of $103,607. Our financial statements report a net loss of $17,303 for the year ended November 30, 2010, and a net loss of $138,480 for the period from September 6, 2005 (date of incorporation) to November 30, 2010. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations decreased to $17,303 for the year ended November 30, 2010, as compared to $21,196 for the year ended November 30, 2009. The reason for the decrease in loss from operations for the year ended November 30, 2010 as compared to for the year ended November 30, 2009 is because of a decrease in rent and professional fees.

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

Our principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2010. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this assessment, our principal financial officer has concluded that our internal control over financial reporting as of November
30, 2010 was not effective at the reasonable assurance level due to factors related to the Company's financial reporting processes.

Changes in Internal Control over Financial Reporting

There were not any changes in our internal controls over financial reporting that occurred during the year ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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


As of November 30, 2010 and 2009, $45,907 and $45,907, respectively of accounts payable is payable to Fusion Business Group Inc.. The President of Fusion Business Group Inc. is Dave Wong whom is directly related to Andrew Wong, a former director of the Company, as a brother. There has been no principal or interest paid on this outstanding payable.

In November 2010, Andrew Wong, former Director of the Company, personally advanced to us $,8700 to fund working capital needs.
There has been no principal or interest paid on this loan since the loan was advanced.

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


MONZA VENTURES, INC.


DATE: December 9, 2011                          By: /s/ Greg Thompson

                                                Name: Greg Thompson
                                                Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                               Date

/s/ Greg Thompson   President, Chief Executive Officer, December 9, 2011
Greg Thompson       Principal Financial Officer
                    Principal Accounting Officer

/s/ Peng Jian Zhi   Director                            December 9, 2011
Peng Jian Zhi


/s/ Yuan Wei        Director                            December 9, 2011
Yuan Wei

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