Form 10-K
period 2011-11-30
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2012-03-14
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended November 30, 2011

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x No o

The aggregate market value of Monza’s Common Stock owned by non-affiliates as of March 14, 2012 was $9,075,000.

Number of shares of each class of Monza Ventures Inc.'s capital stock outstanding as of March 14, 2012: 10,500,000 shares of common stock

Monza Ventures Inc.

FORM 10-K

November 30, 2011 Annual Report on Form 10-K

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

The status of the current operation is that we are continually seeking sources of funding to continue our operation of developing our website. We have taken steps to renegotiate our contract with Fusion Business Group to accept alternative payment in order to commence the website. In addition, the Company is discussing with other website programmers on the possibility of their involvement in developing the site. The time frame to commence the programming is estimated to be within the fourth quarter of the calendar year 2012. The Company's President has promoted the Company's business plan to several factories and other retailers and there have been strong expressions of interest for them to use the Company's website for selling their products. The Company has not yet developed any customer interest as there are no products as of now to sell. The time frame to commence operations is within six months of completing the beta phase of the website. The Company's contract with Fusion Business Group is still current. Fusion Business Group are waiting for a second installment payment from the Company prior to commencing any further work for the Company

During September of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

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

This is the initial stage of our business. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $48 as of November 30, 2011. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

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

Our principal executive offices are located at 1018 Huguang Rd., Chang Chung, China, 130012 and our telephone number is 949-419-6588. Our fiscal year end is November 30th.

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

Risks associated with Monza Ventures Inc. Inc.:

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

Item 2: Description of Property

Executive Offices

Our principal offices are located at 1018 Huguang Rd., Chang Chung, China, 130012 and our telephone number is 949-419-6588. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3: Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Monza Ventures Inc, or against any of our officers or directors as a result of their involvement with the Company.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended November 30, 2011.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board

	High	Low
November 30, 2011	0.00	0.00
August 31, 2011	0.00	0.00
May 31, 2011	0.00	0.00
February 28, 2011	0.00	0.00
November 30, 2010	0.00	0.00
August 31, 2010	0.00	0.00
May 31, 2010	0.00	0.00
February 28, 2010	0.00	0.00
	0.00	0.00

The prices in the table may not necessarily represent actual transactions.

As of November 30, 2011, there were approximately 29 stockholders of record of the Company's Common Stock. As of such date, 10,500,000 common shares were issued and outstanding.

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

The Company has never issued securities under and does not have any equity compensation plan.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2011.

Item 6: Selected Financial Data

	As of November 30, 2011	As of November 30, 2010	As of November 30, 2009	As of November 30, 2008	As of November 30, 2007
Balance Sheet
Total Assets	$-	$48	$333	$339	$7,976
Total Liabilities	$121,681	$103,655	$90,105	$71,405	$51,596
Stockholder’s Equity (deficit)	($121,681)	($103,607)	($89,772)	($71,066)	($43,620)

	For the Year Ended November 30, 2011	For the Year Ended November 30, 2010	For the Year Ended November 30, 2009	For the Year Ended November 30, 2008	For the Year Ended November 30, 2007
Income Statement
Revenues	$-	$-	$-	$-	$-
Total Expenses	$21,543	$17,303	$21,196	$30,127	$23,659
Net Loss	($21,543)	($17,303)	($21,196)	($30,127)	($23,068)

Item 7: Management's Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended November 30, 2012, and the factors that could affect our future financial condition and plan of operation.

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

Cash Requirements

Monza Ventures Inc. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is world wi. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.

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

Not accounting for our working capital deficit of $121,681, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $121,6817 as of November 30, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and Administrative	$8,000
Rent	$12,000
Professional Fees	$5,000
Total	$25,000

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of November 30, 2011, our total assets were $0 and our total liabilities were $121,681 and we had a working capital deficit of $121,681. Our financial statements report a net loss of $21,543 for the year ended November 30, 2011, and a net loss of $160,022 for the period from September 6, 2005 (date of incorporation) to November 30, 2011. Our losses have increased primarily as a result of professional fees and office facility costs incurred. Our net loss from operations increased to $21,543 for the year ended November 30, 2011, as compared to $17,303 for the year ended November 30, 2010. The reason for the increase in loss from operations for the year ended November 30, 2011 as compared to for the year ended November 30, 2010 is because of an increase in professional fees.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2011 pursuant to Exchange Act Rule 13a-15.Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

Our principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2011. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this assessment, our principal financial officer has concluded that our internal control over financial reporting as of November 30, 2011 was not effective at the reasonable assurance level due to factors related to the Company's financial reporting processes.

Changes in Internal Control over Financial Reporting

There were not any changes in our internal controls over financial reporting that occurred during the year ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held

Greg Thompson	57	President
Chen Wang	49	Director
Peng Jian Zhi	41	Director
Yuan Wie	26	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Mr. Thompson is currently President and General Manager of RiverWay Energy Services, L.L.C. and has over 30 Years of diversified energy experience in the areas of oil and gas drilling, field operations, production, contracts, regulatory, marketing, transportation, and financial instruments. Mr. Thompson is part of the National Energy Services Association and was Vice President and Director of the Louisiana Gas Association.

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

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Greg Thompson	Nil	Nil	Nil
Chen Wang	Nil	Nil	Nil
Peng Jian Zhi	Nil	Nil	Nil
Yuan Wei	Nil	Nil	Nil
Andrew Wong	Nil	Nil	Nil

Nomination Process

As of March 14, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11: Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2011; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended November 30, 2011, who we will collectively refer to as our named executive officers, of our company for the years ended November 30, 2011 and November 30, 2010, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Greg Thompson	2011	0	0	0	0	0	0	0
Cheng Wang(1) Former President, Chief Executive Officer, Secretary, Treasurer	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Andrew Wong(2) Former President, Chief Executive Officer, Secretary and Treasurer	2009	0	0	0	0	0	0	0

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2011, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended November 30, 2011.

Options Grants in the Year Ended November 30, 2011

During the year ended November 30, 2011, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended November 30, 2011 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2011 and no stock options held by our executive officers at the end of the year ended November 30, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended November 30, 2011.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 1018 Huguang Rd., Chang Chung, China, 130012, Beijing, 100024.

Name and Address of Beneficial Ownership of Class (1)	Amount and Nature of Beneficial Owner	Percentage
Greg Thompson	Nil	0%
Chen Wang	Nil	0%
Andrew Wong	5,000,000	47.62%
Directors and Executive Officers as a Group	Nil	0%

Name an

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended November 30, 20101 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of November 30, 2011 and 2010, $45,858 and $45,907, respectively of accounts payable is payable to Fusion Business Group Inc.. The President of Fusion Business Group Inc. is Dave Wong whom is directly related to Andrew Wong, a former director of the Company, as a brother. There has been no principal or interest paid on this outstanding payable.

In November 2010, Andrew Wong, former Director of the Company, personally advanced to us $,8700 to fund working capital needs. There has been no principal or interest paid on this loan since the loan was advanced.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d) (5) (ii) of Regulation S-B. We have determined, however, that Greg Thompson, Chen Wang, Peng Jian Zhi, and Yuan Wei are independent directors as defined in section 803 of the Amex Company Guide.

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

Stan Lee CPA served as our independent registered public accounting firm for fiscal 2011 and 2010. The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2011 and 2010.

	Fiscal 2011	Fiscal 2010
Audit Fees	$4,050	$5,300
Audit-Related Fees	0	0
Tax Fees	0	0
All other Fees	0	0
Total	$4,050	$5,300

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

Monza Ventures Inc.,

DATE: March 14, 2012

By: /s/ Stewart Irvine

Name: Stewart Irvine

Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

Signature	Title	Date
/s/ Stewart Irvine Stewart Irvine	President	March 14, 2012
/s/ Chen Wang Chen Wang	Director	March 14, 2012
/s/ Peng Jian Zhi Peng Jian Zhi	Director	March 14, 2012
/s/ Yuan Wei YuanWei	Director	March 14, 2012

Monza Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal years ended November 30, 2011 and 2009 F-2

Statements of Operations for the fiscal year ended November 30, 2011 and 2010 and the period from September 6, 2005 (inception) through November 30, 2011 F-3

Statements of Stockholder's Equity (Deficit) for the period from September 6, 2005 (inception) through November 30, 2011 F-4

Statements of Cash Flows for the fiscal year ended November 30, 2011 and 2010 and the period from September 6, 2005 (inception) through November 30, 2011 F-5

Notes to Financial Statements F-6

Stan J.H. Lee, CPA 2160 North Central Rd. Suite 203 Fort Lee NJ 07024 P.O. Box 436402 San Diego CA 92143 619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

--------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

Shareholders of Monza Ventures Inc. Inc.

We have audited the accompanying balance sheets of Monza Ventures Inc. Inc. as of November 30, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monza Ventures Inc. Inc. as of November 30, 2011 and 2010 and the results of their operations and its cash flows for the fiscal year then in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan J.H. Lee, CPA ------------------------- Stan J.H. Lee, CPA

March 14, 2012

Fort Lee, NJ 07024

F-1

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets

	November 30,	November 30,
	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 48
TOTAL CURRENT ASSETS

TOTAL ASSETS	$ -	$ 48

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities - Related Party	$ 34,823	$ 16,748
Dues from Related Parties	41,000	41,000
Loan from Related Pary	45,858	45,907
TOAL CURRENT LIABILITIES	121,681	103,655

COMMITMENTS

Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 shares issued and outstanding as of	10,500	10,500
November 30, 2010 and August 31, 2011
Additional paid-in capital	27,841	24,373
(Deficit) accumulated during the development stage	(160,022)	(138,480)

TOTAL STOCKHOLDERS' EQUITY	(121,681)	(103,607)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 0	$ 48

The accompanying notes are an integral part of these financial statements

Monza Ventures Inc.
(A Development Stage Company)
Statements of Operations
		(Unaudited)
					September 6, 2005
	For the Three Months Ended		For the Year Ended		(Inception) to
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011

General and Administration Expenses
Filing Fees	$ 125	$ -	$ 425	$ 124	$ 3,828
Bank charges and interest	-	68	-	95	1,129
Professional Fees	1,800	2,735	17,650	7,566	82,675
Interest Expense	867	867	3,468	3,468	14,341
Rent	-	-	-	6,000	53,000
Office Expense	-	50	-	50	50
Website Development	-	-	-	-	5,000

Operating loss	$ (2,792)	$ (3,720)	(21,543)	(17,303)	(160,022)

Net (loss) for the period	$ (2,792)	$ (3,720)	$ (21,543)	$ (17,303)	$ (160,022)

Net (loss) per share
Basic and diluted	$ (0.000)	$ (0.000)	-0.0002	$ (0.002)

Weighted Average Shares Outstanding
Basic and diluted	73,500,000	10,500,000	73,500,000	10,500,000

The accompanying notes are an integral part of these financial statements

Monza Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended November 30, 2011 and 2010 and the
Period from September 6, 2005 (Inception) Through November 30, 2011

			September 6, 2005
	For the Year Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011

Cash Flow from Operating Activities
Net (loss) for the period	$ (21,543)	$ (17,303)	$ (160,022)
Imputed interest on related party transactions	3,468	3,468	14,341
Changes in non-cash working capital items
Accounts payable and accured liabilities	18,075	13,550	75,823

Net Cash Flow Used in Operating Activities	-	(285)	(69,858)

Financing Activities
Advances from related party	(48)	-	45,858
Issuance of common stock	-	-	24,000

Net Cash Flow Provided by Financing Activities	(48)	-	69,858

Net change in cash	(48)	(285)	0

Cash, Beginning of Period	48	333	-

Cash, End of Period	$ -	$ 48	$ 0

The accompanying notes are an integral part of these financial statements

			Monza Ventures Inc.

			(A Development Stage Company)

			Statements of Stockholders' Equity (Deficit)

			From September 6, 2005 (Inception) to November 30, 2011

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Common stock issued for cash:
- at $0.001 per share, September 9, 2005	5,000,000	$ 5,000	$ -	$ -	$ 5,000
- at $0.001 per share, September 12, 2005	4,000,000	4,000	-	-	4,000
- at $0.01 per share, September 13, 2005	1,500,000	1,500	13,500	-	15,000

Comprehensive income (loss)
- Net loss for the period				$ (23,127)	$ (23,127)
Balance, November 30, 2005	10,500,000	10,500	13,500	$ (23,127)	873

Comprehensive income (loss)
- Net loss for the period				$ (23,068)	$ (23,068)
Balance, November 30, 2006	10,500,000	10,500	13,500	$ (46,195)	$ (22,195)

Imputed interest on shareholder loan	-	-	2,234	-	2,234

Comprehensive income (loss)
- Net loss for the period				$ (23,659)	$ (23,659)
Balance, November 30, 2007	10,500,000	10,500	15,734	$ (69,854)	$ (43,620)

Imputed interest on shareholder loan	-	-	2,681	-	2,681

Comprehensive income (loss)
- Net loss for the period				$ (30,127)	$ (30,127)
Balance, November 30, 2008	10,500,000	10,500	18,415	$ (99,981)	$ (71,066)

Inputed interest on Shareholder Loan	-	-	2,490	-	2,490

Comprehensive income (loss)
-Net Loss for the period				$ (21,196)	$ (21,196)
Balance, November 30, 2009	10,500,000	10,500	20,905	$ (121,177)	$ (89,772)

Inputed interest on Shareholder Loan	-	-	3,468	-	3,468

Comprehensive income (loss)
-Net Loss for the period				$ (17,303)	$ (17,303)
Balance, November 30, 2010	10,500,000	10,500	24,373	$ (138,480)	$ (103,607)

Inputed interest on Shareholder Loan			3,468		3,468

Comprehensive income (loss)
-Net Loss for the period				$ (21,543)	$ (21,543)
Balance, November 30, 2011	10,500,000	10,500	27,841	$ (160,022)	$ (121,681)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2011 and 2010, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2011, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of November 30, 2011.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to November 30, 2011.

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

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended November 30, 2011 and 2010.

New Accounting Standards

Monza does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Monza's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $160,022 and has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2011, all of which raise substantial doubt about Monza's ability to continue as a going concern.

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

NOTE 4        INCOME TAXES

As of November 30, 2011, the Company has an estimated net operating loss carryforward for tax purpose of $160,022. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2011 and 2010. The significant components of the deferred tax asset as at November 30, 2011 and 2010 are as follows:

	2011	2010
Net Operating loss carryfowards	$ 48,468	$ 21,196
Valuation allowance	(48,468)	(21,196)
Net Deferred Tax asset	$ -	$ -

NOTE 5        RELATED PARTY TRANSACTIONS

As of November 30, 2011 and 2010, $45,858 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the company.

A shareholder loaned the Company $8,700 as of November 30, 2011. Imputed interest in the amount of $867 is included in additional paid in capital for the three months ended November 30, 2011.