Form 10-K/A
period 2011-11-30
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2012-03-14
CIK 1347870

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

Number of shares of each class of Monza Ventures Inc.'s capital stock outstanding as of March 14, 2012: 10,500,000 shares of common stock

Explanatory Note: This amendment to form 10-K period ended November 30, 2011 is filed because there was an error transmitting the XBRL file set. The XBRL file sets have now been included.

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