Form 10-Q
period 2012-02-29
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2012-04-13
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 29, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-51976
IMOGO MOBILE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
15831 8th Ave NE Shoreline, WA, USA				98155
(Address of principal executive offices)				(Zip Code)
206-458-7018
(Registrant’s telephone number, including area code)
Monza Ventures Inc., 1018 Huguang Rd., Chang Chun, China, 130012
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
[X] YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
				[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
73,500,000 common shares issued and outstanding as of April 13, 2012.

FORM 10-Q

For the Three Months Ended
February 29, 2012 and February 28, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A.: Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Balance Sheets

	February 29,	November 30,
	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS

Website Development Costs	-	-
Investment in Subsidiary	16,400
TOTAL ASSETS	$ 16,400	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 36,822	$ 34,823
Dues from Related Parties	41,000	41,000
Loan from Related Party	45,858	45,858
TOTAL CURRENT LIABILITIES	123,680	121,681

COMMITMENTS

Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 shares issued and outstanding as of
November 30, 2011. On Jan 5, 2012 16, 400,000 shares were issued at $0.01 par value.
89, 900, 0000 shares issued and outstanding as of Feb 29, 2012	26,900	10,500
Additional paid-in capital	28,708	27,841
(Deficit) accumulated during the development stage	(162,888)	(160,022)

TOTAL STOCKHOLDERS' EQUITY	(107,280)	(121,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,400	$ -

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statements of Operations
		(Unaudited)
			September 6, 2005
	For the Three Months Ended		(Inception) to
	February 29,		February 29,
	2012	2011	2012

General and Administration Expenses
Filing Fees	$ -	$ -	$ 3,828
Bank charges and interest	-	-	1,129
Professional Fees	1,999	-	84,674
Interest Expense	867	867	15,208
Rent	-	-	53,000
Office Expense	-	-	50
Website Development	-	-	5,000

Operating loss	$ (2,866)	$ (867)	(162,888)

Net (loss) for the period	$ (2,866)	$ (867)	$ (162,888)

Net (loss) per share
Basic and diluted	$ (0.000)	$ (0.000)

Weighted Average Shares Outstanding
Basic and diluted	89,900,000	73,500,000

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Three Months Ended February 29, 2012 and 2011 and the
Period from September 6, 2005 (Inception) Through February 29, 2012

			September 6, 2005
	For the Three Months Ended		(Inception) to
	February 29,		February 29,
	2012	2011	2012

Cash Flow from Operating Activities
Net (loss) for the period	$ (2,866)	$ (867)	$ (162,888)
Imputed interest on related party transactions	867	867	15,208
Changes in non-cash working capital items
Accounts payable and accrued liabilities	1,999	-	77,822

Net Cash Flow Used in Operating Activities	-	-	(69,858)

Cash Flows from Investing Activities
Investment in Subsidiary	(16,400)		(16,400)
Website development	-	-	-
Net Cash Flow Used in Investing Activities	(16,400)	-	(16,400)

Financing Activities
Advances from related party	-	-	45,858
Issuance of common stock	16,400	-	40,400

Net Cash Flow Provided by Financing Activities	16,400	-	86,258

Net change in cash	-	-	(0)

Cash, Beginning of Period	-	48	-

Cash, End of Period	$ -	$ 48	$ (0)

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage company which was incorporated in the State of Nevada on September 6, 2005 under the name Monza Ventures Inc. Effective February 24, 2012, we changed our name to “Imogo Mobile Technologies Corp.”, by way of a merger with our wholly owned subsidiary Imogo Mobile Technologies Corp., which was formed solely for the change of name. The Company intends to commence operations as an e commerce retailer of overstock items through a website on the internet.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 29, 2012 and 2011, there were no cash equivalents.

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

Income Taxes

Imogo uses the liability method of accounting for income taxes pursuant to FASB Topic 740. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 29, 2012, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The Company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 29, 2012.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The Company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to February 29, 2012.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Imogo considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company during the period ended February 29, 2012 and 2011.

New Accounting Standards

Imogo does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Imogo's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $162,888 and has insufficient working capital to meet operating needs for the next twelve months as of February 29, 2012, all of which raise substantial doubt about Imogo's ability to continue as a going concern.

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

On September 20, 2010, the stockholder's of the Company authorized the forward stock split of our issued and outstanding common stock on a seven for one (7:1) basis. The forward stock split became effective on September 20, 2010. As a result of the forward stock split, the Company increased its issued and outstanding shares of the common stock to 73,500,000 from 10,500,000.

On January 5, 2012, prior to our name change, the Company entered into a memorandum of understanding with Imogo Mobile Technologies Corp.. According to the terms of the memorandum of understanding, we agreed to purchase all of the issued and outstanding common shares of Imogo in exchange for 16,400,000 shares of the Company’s common stock at a deemed price of $1.00 per share. Further to the terms, the parties agree and understand that the Company may terminate this memorandum of understanding at any time, with or without cause, by providing written notice of termination to Imogo.

NOTE 4        INCOME TAXES

As of February 29, 2011, the Company has an estimated net operating loss carryforward for tax purpose of $162,888. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2011 and 2010. The significant components of the deferred tax asset as at November 30, 2011 and 2010 are as follows:

	2011	2010
Net Operating loss carryfowards	$ 160,022	$ 138,480
Valuation allowance	(160,022)	(138,480)
Net Deferred Tax asset	$ -	$ -

NOTE 5        RELATED PARTY TRANSACTIONS

As of February 29, 2012 and February 28, 2011, $45,858 and $45,907, respectively of accounts payable is payable to a company controlled by a person related to the former director of the Company.

A shareholder loaned the Company $8,700 as of February 29, 2012. Imputed interest in the amount of $867 is included in additional paid in capital for the three months ended February 29, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis contains various "forward looking statements" regarding future events or the future financial performance of our company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in our company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of our company. Our company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the Securities and Exchange Commission (the “SEC”) in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). Our company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in our company's Annual Report on Form 10-K for the year ended November 30, 2011 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Imogo Mobile Technologies Corp., unless otherwise indicated.

Corporate Overview

Imogo Mobile Technologies Corp. was incorporated in the state of Nevada on September 6, 2005 under the name Monza Ventures Inc.

On November 15, 2005, our company entered into a web design contract with Fusion Business Group Inc. to create and develop our company's website. In consideration for Fusion to create and develop the website, we agreed to pay to Fusion a fee of $20,000 for the website, which $5,000 was due February 28, 2006. Other than the items mentioned above, we are not required to make any other types of payments to Fusion during the term of the agreement. Our company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 29, 2012.

On September 20, 2010, the stockholder's of our company authorized the forward split of our issued and outstanding common stock on a seven for one (7:1) basis. The forward split became effective on September 20, 2010. As a result of the forward split, our company increased its issued and outstanding shares of the common stock to 73,500,000 from 10,500,000.

On January 5, 2012, our company entered into a memorandum of understanding with Imogo Mobile Technologies Corp. According to the terms of the memorandum of understanding, we agreed to purchase all of the issued and outstanding common shares in exchange for 16,400,000 shares of our company’s common stock at a deemed price of $1.00 per share. Our company may terminate this memorandum of understanding at any time, with or without cause, by providing written notice of termination to Imogo.

Effective February 24, 2012, we changed our name from “Monza Ventures Inc.” to “Imogo Mobile Technologies Corp.”, by way of a merger with our wholly owned subsidiary Imogo Mobile Technologies Corp., which was formed solely for the change of name.

Cash Requirements

We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is North America. We currently have signed a contract with a Canadian business development firm to create and develop our website. We expect that our website will reach the beta phase of development by the end of December 2012. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.

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

Not accounting for our working capital deficit of $107,280, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $107,280 as of February 29, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

Expense	Amount
General and administrative	$8,000
Rent	12,000
Professional fees	5,000
Total	$25,000

Results of Operations for the Three Months Ended February 29, 2012 and February 28, 2011 and the period from Inception (September 6, 2005) to February 29, 2012

We have not earned any revenues from inception through the period ending February 29, 2012.

		Three Months Ended February 29,		Three Months Ended February 28,		September 6, 2005 (Inception) to February 29, 2012

		2012		2011
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$2,866		$(867)		$162,888
Net Loss		$(2,866)		$(867)		$(162,888)

We incurred a net loss in the amount of 2,866 for the three months ended February 29, 2012 compared to $867 for the three months ended February 28, 2011. We incurred a net loss of $162,888 for the period from our inception on April 29, 2008 to February 29, 2012.

		Three Months Ended February 29,		Three Months Ended February 28,	September 6, 2005 (Inception) through February 29, 2012

		2012		2011
Filing fees	$	Nil	$	Nil	$3,828
Bank charges and interest	$	Nil	$	Nil	$1,129
Professional fees		$1,999	$	Nil	$84,674
Interest expense		$867		$867	$15,208
Rent	$	Nil	$	Nil	$53,000
Office expense	$	Nil	$	Nil	$50
Website development	$	Nil	$	Nil	$5,000

Our operating expenses incurred for the three months ended February 29, 2012 were $2,866 compared to $867 for the three months ended February 28, 2011. Our operating expenses for the period from September 6, 2005 (inception) to February 29, 2012 were $162,888.

Liquidity and Capital Resources

As of the date of this quarterly report, we have not generated any revenues from our business activities.

Working Capital
		At February 29,		November 30,
		2012		2011
Current Assets	$	Nil	$	Nil
Current Liabilities		$123,680		$121,681
Working Capital		$(123,680)		$(121,681)

Cash Flows		Three Months		Three Months		September 6, 2005
		Ended		Ended		(Inception) to
		February 29,		February 28,		February 29,
		2012		2011		2012
Net Cash Provided by (Used in) Operating Activities	$	Nil	$	Nil		$(69,858)
Net Cash Provided by (Used In) Investing Activities		$(16,400)	$	Nil		$(16,400)
Net Cash Provided by Financing Activities		$16,400	$	Nil		$86,258
Change In Cash During The Period	$	Nil	$	Nil	$	Nil

As of February 29, 2012 our total assets were $0 and our total liabilities were $123,680 and we had a working capital deficit of $107,280. Our financial statements report a net loss of $2,866 for the three months ended February 29, 2012, and a net loss of $162,888 for the period from September 6, 2005 (date of incorporation) to February 29, 2012. Our net loss from operations increased to $2,866 for the three months ended February 28, 2012, as compared to $867 for the three months ended February 28, 2011. Our losses have increased primarily as a result of increased professional fees.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 29, 2013.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 6 month period. We do and will continue to outsource contract employment as needed.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Basis of Presentation

Our company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 29, 2012 and February 28, 2011, there were no cash equivalents.

Development Stage Company

Our company complies with the FASB Accounting Standards Codification (ASC) Topic 915 Development Stage Entities

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

Income Taxes

Imogo uses the liability method of accounting for income taxes pursuant to FASB Topic 740. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 29, 2012, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

Our company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, our company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 29, 2012.

Stock Based Compensation

Our company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. Our company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

Our company did not grant any stock options or warrants during the period from inception to February 29, 2012.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Our company considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

Advertising Expenses

Our company expenses advertising costs as incurred. There was no advertising expense incurred by our company during the period ended February 29, 2012 and 2011.

New Accounting Standards

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. This determination was a result of our external auditor needing to post adjustments to our financial statements.

Our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Quarterly Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in Item 1A “Risk Factors” of our company's Form 10-K for the year ended November 30, 2011, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern

Our company has net losses for the period from inception (September 6, 2005) to February 29, 2012 of $162,888. The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in September 6, 2005 and we have not commenced our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $162,888 from inception to February 29, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to produce a successful website
•	our ability to generate revenues
•	our ability to reduce business costs.

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

Because our officers and directors have other outside business activities and will only be devoting approximately five hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors which may result in periodic interruptions or suspensions business activity. As a result, business activity may be periodically interrupted or suspended.

Nevada law and our articles of incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

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

Once publicly trading, the application of the "penny stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require: (1) that a broker or dealer approve a person's account for transactions in penny stocks; and (2) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (1) obtain financial information and investment experience objectives of the person; and (2) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (1) sets forth the basis on which the broker or dealer made the suitability determination; and (2) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 22, 2011, Greg Thompson resigned as president and secretary of our company. Mr. Thompson’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Thompson’s resignation, we appointed Steward E. Irvine as president and secretary of our company, effective December 22, 2011. We also increased the number of directors on our board of directors to five and appointed Mr. Irvine to fill the ensuing vacancy.

Effective January 9, 2012, Greg Thompson resigned as director of our company. Mr. Thompson’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Also effective January 9, 2012, we decreased the number of directors on our board of directors to four. Our board of directors now consists of Chen Wang, Peng Jian Zhi, Yuan Wei and Stewart E. Irvine.

Item 6. Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation ; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on January 4, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on January 4, 2006)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on February 24, 2012)
(10)	Material Contracts
10.1	Web Site Design Project Contract between our company and Fusion Business Group dated November 15, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on January 4, 2006)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2012)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMOGO MOBILE TECHNOLOGIES CORP.
(Registrant)

Date: April 13, 2012	/s/ Stewart Irvine
Stewart Irvine
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)