Form 10-Q/A
period 2012-02-29
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2012-06-27
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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
Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

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

Explanatory Note:  This amendment to Form 10Q period ended February 29, 2012 is being filed because the incorrect box for shell status was inadvertently checked. An 8K was filed on February 7, 2012 regarding the merger of Monza Ventures Inc. and IMOGO Technologies Corp. and the Company qualified as non-shell status on January 26, 2012.

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

IMOGO MOBILE TECHNOLOGIES CORP.
(Registrant)

Date: June 26, 2012	/s/ Stewart Irvine
Stewart Irvine
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)