Form 10-Q
period 2012-08-31
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2012-10-15
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			August 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-51976
IMOGO MOBILE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
100 - 40 Lake Bellevue Dr., WA, USA				98005
(Address of principal executive offices)				(Zip Code)
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
89,900,000 common shares issued and outstanding as of October 15, 2012.

FORM 10-Q

For the Nine Months Ended
August 31, 2012 and August 31, 2011

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A.: Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Balance Sheets

	August 31,	November 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	-
TOTAL CURRENT ASSETS

Website Development Costs	-	-
Investment in Subsidiary	16,400	-

TOTAL ASSETS	$ 16,400	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 41,256	$ 34,823
Dues from Related Parties	41,000	41,000
Loan from Related Party	45,858	45,858
TOTAL CURRENT LIABILITIES	128,114	121,681

COMMITMENTS
Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 shares issued and outstanding as of
November 30, 2011. On Jan 5, 2012 16, 400,000 shares were issued at $0.01 par value.
89, 900, 0000 shares issued and outstanding as of Feb 29, 2012	26,900	10,500
Additional paid-in capital	30,442	27,841
(Deficit) accumulated during the development stage	(169,056)	(160,022)

TOTAL STOCKHOLDERS' EQUITY	(111,714)	(121,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,400	$ -

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statements of Operations
		(Unaudited)
					September 6, 2005
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	Aug 31,		Aug 31,		Aug 31,
	2012	2011	2012	2011	2012

General and Administration Expenses
Filing Fees	$ -	$ -	$ -	$ 300	$ 3,828
Bank charges and interest	-	-	-	-	1,128
Professional Fees	3,584	850	6,433	15,850	89,108
Interest Expense	867	867	2,601	2,601	16,942
Rent	-	-	-	-	53,000
Office Expense	-	-	-	-	50
Website Development	-	-	-	-	5,000

Operating loss	(4,451)	(1,717)	(9,034)	(18,751)	(169,056)

Net (loss) for the period	(4,451)	$ (1,717)	(9,034)	$ (18,751)	$ (169,056)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.000)	$ (0.000)

Weighted Average Shares Outstanding
Basic and diluted	89,900,000	73,500,000	89,900,000	73,500,000

The accompanying notes are an integral part of these financial statements.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months ended August 31, 2012 and 2011 and the
Period from September 6, 2005 (Inception) Through August 31, 2012

			September 6, 2005
	For the Nine Months ended		(Inception) to
	Aug 31,		Aug 31,
	2012	2011	2012

Cash Flow from Operating Activities
Net (loss) for the period	$ (9,034)	$ (18,751)	$ (169,056)
Imputed interest on related party transactions	2,601	2,601	16,942
Changes in non-cash working capital items
Accounts payable and accrued liabilities	6,433	16,150	82,256

Net Cash Flow Used in Operating Activities	(0)	-	(69,858)

Cash Flows from Investing Activities

Investment In Subsidiary	16,400		16,400

Net Cash Flow Used in Investing Activities	(16,400)	-	(16,400)

Financing Activities
Advances from related party	-	(48)	45,858
Issuance of common stock	16,400	-	40,400

Net Cash Flow Provided by Financing Activities	16,400	(48)	86,258

Net change in cash	-	(48)	(0)

Cash, Beginning of Period	-	48	-

Cash, End of Period	$ -	$ -	$ (0)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2012 and 2011, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At August 31, 2012, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The Company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of August 31, 2012.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The Company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to August 31, 2012.

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

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company during the period ended August 31, 2012 and 2011.

New Accounting Standards

Imogo does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Imogo's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $169,056 and has insufficient working capital to meet operating needs for the next twelve months as of August 31, 2012, all of which raise substantial doubt about Imogo's ability to continue as a going concern.

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

NOTE 4        INCOME TAXES

As of November 30, 2011, the Company has an estimated net operating loss carry forward for tax purpose of $160,022. This amount may be applied against future federal taxable income and expires in 2028.

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

NOTE 5        RELATED PARTY TRANSACTIONS

As of August 31, 2012 and August 31, 2011, $45,858 and $45,858, respectively of accounts payable is payable to a company controlled by a person related to the former director of the Company.

A shareholder loaned the Company $8,700 as of August 31, 2012. Imputed interest in the amount of $867 is included in additional paid in capital for the nine months ended August 31, 2012.

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

Not accounting for our working capital deficit of $111,714 , we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $111,714 as of August 31, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

Expense	Amount
General and administrative	$8,000
Rent	12,000
Professional fees	5,000
Total	$25,000

Results of Operations for the Nine Months Ended August 31, 2012 and August 31, 2011 and the period from Inception (September 6, 2005) to August 31, 2012

We have not earned any revenues from inception through the period ending August 31, 2012.

		Nine Months Ended August 31,		Nine Months Ended August 31,		September 6, 2005 (Inception) to August 31, 2012

		2012		2011
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$9,034		$(18,751)		$169,056
Net Loss		$(9,034)		$(18,751)		$(169,056)

We incurred a net loss in the amount of 9,034 for the nine months ended August 31, 2012 compared to $18,751 for the nine months ended August 31, 2011. We incurred a net loss of $169,056 for the period from our inception on September 6, 2006 to August 31, 2012.

		Nine Months Ended August 31,		Nine Months Ended August 31,	September 6, 2005 (Inception) through August 31, 2012

		2012		2011
Filing fees	$	Nil		$300	$3,828
Bank charges and interest	$	Nil	$	Nil	$1,129
Professional fees		$3,584		$15,850	$89,108
Interest expense		$2,601		$2,601	$16,942
Rent	$	Nil	$	Nil	$53,000
Office expense	$	Nil	$	Nil	$50
Website development	$	Nil	$	Nil	$5,000

Our operating expenses incurred for the nine months ended August 31, 2012 were $9,034 compared to $18,751 for the nine months ended August 31, 2011. Our operating expenses for the period from September 6, 2005 (inception) to August 31, 2012 were $169,056.

Liquidity and Capital Resources

As of the date of this quarterly report, we have not generated any revenues from our business activities.

Working Capital
		At August 31,		November 30,
		2012		2011
Current Assets	$	Nil	$	Nil
Current Liabilities		$128,114		$121,681
Working Capital		$(128,114)		$(121,681)

Cash Flows		Nine Months		Nine Months		September 6, 2005
		Ended		Ended		(Inception) to
		August 31,		August 31,		August 31,
		2012		2011		2012
Net Cash Provided by (Used in) Operating Activities	$	Nil	$	Nil		$(69,858)
Net Cash Provided by (Used In) Investing Activities		$(16,400)	$	Nil		$(16,400)
Net Cash Provided by Financing Activities		$16,400	$	Nil		$86,258
Change In Cash During The Period	$	Nil	$	Nil	$	Nil

As of August 31, 2012 our total assets were $0 and our total liabilities were $128,114 and we had a working capital deficit of $111,714. Our financial statements report a net loss of $9,034 for the nine months ended August 31, 2012, and a net loss of $169,056 for the period from September 6, 2005 (date of incorporation) to August 31, 2012. Our net loss from operations decreased to $9,034 for the nine months ended August 31, 2012, as compared to $18,751 for the nine months ended August 31, 2011. Our losses have decreased primarily as a result of decreased professional fees.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2013.

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

Our company did not grant any stock options or warrants during the period from inception to August 31, 2012.

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

Advertising Expenses

Our company expenses advertising costs as incurred. There was no advertising expense incurred by our company during the period ended August 31, 2012 and 2011.

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

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern

Our company has net losses for the period from inception (September 6, 2005) to May 31, 2012 of $164,606 The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in September 6, 2005 and we have not commenced our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $169,056 from inception to August 31, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

IMOGO MOBILE TECHNOLOGIES CORP.
(Registrant)

Date: October 15, 2012	/s/ Stewart Irvine
Stewart Irvine
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)