Form 10-Q/A
period 2012-08-31
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2013-02-28
CIK 1347870

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
73,500,000 common shares issued and outstanding as of February 28, 2013.

Explanatory Note: This amendment to form 10-Q period ended August 31, 2012 is filed to disclose that the correct issued and outstanding amount of common stock is 73,500,000 and not 89,900,000.

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

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Balance Sheets

	August 31,	November 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	-
TOTAL CURRENT ASSETS

Website Development Costs	-	-
Investment in Subsidiary	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 41,256	$ 34,823
Dues from Related Parties	41,000	41,000
Loan from Related Party	45,858	45,858
TOTAL CURRENT LIABILITIES	128,114	121,681

COMMITMENTS
Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 shares issued and outstanding as of
November 30, 2011 and 2012.
73,500,000 shares issued and outstanding as of Feb 29, 2012	10,500	10,500
Additional paid-in capital	30,442	27,841
(Deficit) accumulated during the development stage	(169,056)	(160,022)

TOTAL STOCKHOLDERS' EQUITY	(128,114)	(121,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statements of Operations
		(Unaudited)
					September 6, 2005
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	Aug 31,		Aug 31,		Aug 31,
	2012	2011	2012	2011	2012

General and Administration Expenses
Filing Fees	$ -	$ -	$ -	$ 300	$ 3,828
Bank charges and interest	-	-	-	-	1,128
Professional Fees	3,584	850	6,433	15,850	89,108
Interest Expense	867	867	2,601	2,601	16,942
Rent	-	-	-	-	53,000
Office Expense	-	-	-	-	50
Website Development	-	-	-	-	5,000

Operating loss	(4,451)	(1,717)	(9,034)	(18,751)	(169,056)

Net (loss) for the period	(4,451)	$ (1,717)	(9,034)	$ (18,751)	$ (169,056)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.000)	$ (0.000)

Weighted Average Shares Outstanding
Basic and diluted	73,500,000	73,500,000	73,500,000	73,500,000

The accompanying notes are an integral part of these financial statements.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months ended August 31, 2012 and 2011 and the
Period from September 6, 2005 (Inception) Through August 31, 2012

			September 6, 2005
	For the Nine Months ended		(Inception) to
	Aug 31,		Aug 31,
	2012	2011	2012

Cash Flow from Operating Activities
Net (loss) for the period	$ (9,034)	$ (18,751)	$ (169,056)
Imputed interest on related party transactions	2,601	2,601	16,942
Changes in non-cash working capital items
Accounts payable and accrued liabilities	6,433	16,150	65,856

Net Cash Flow Used in Operating Activities	(0)	-	(86,258)

Cash Flows from Investing Activities

Net Cash Flow Used in Investing Activities	-	-	-

Financing Activities
Advances from related party	-	(48)	45,858
Issuance of common stock	-	-	40,400

Net Cash Flow Provided by Financing Activities	-	(48)	86,258

Net change in cash	-	(48)	(0)

Cash, Beginning of Period	-	48	-

Cash, End of Period	$ -	$ -	$ (0)

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

IMOGO MOBILE TECHNOLOGIES CORP.
(Registrant)

Date: February 28, 2013	/s/ Stewart Irvine
Stewart Irvine
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)