Form 10-K/A
period 2012-11-30
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2013-04-01
CIK 1347870

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

Yes o No x

The aggregate market value of Imogo’s Common Stock owned by non-affiliates as of March 14, 2013 was $9,075,000.

Number of shares of each class of Imogo's capital stock outstanding as of April 1, 2013 was 73,500,000 shares of common stock

Explanatory Note: This amendment to Form 10-K is filed because the number of common stock disclosed in the previous filing was incorrect.

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

The status of the current operation is that we are continually seeking sources of funding to continue our operation of developing our website. We have taken steps to renegotiate our contract with Fusion Business Group to accept alternative payment in order to commence the website. In addition, the Company is discussing with other website programmers on the possibility of their involvement in developing the site. The time frame to commence the programming is estimated to be within the fourth quarter of the calendar year 2013. The Company's President has promoted the Company's business plan to several factories and other retailers and there have been strong expressions of interest for them to use the Company's website for selling their products. The Company has not yet developed any customer interest as there are no products as of now to sell. The time frame to commence operations is within six months of completing the beta phase of the website. The Company's contract with Fusion Business Group is still current. Fusion Business Group are waiting for a second installment payment from the Company prior to commencing any further work for the Company

During September of 2005, we received initial funding through the sale of common stock to investors. We do not intend to open any new stores; enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

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

This is the initial stage of our business. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0 as of November 30, 2012. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

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

As of November 30, 2012, there were approximately 29 stockholders of record of the Company's Common Stock. As of such date, 73,500,000 common shares were issued and outstanding.

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

Cash Requirements

Imogo Mobile Technologies Corp. was incorporated in the state of Nevada on September 6, 2005. We intend to commence operations as an e-commerce retailer which will offer for sale overstocked inventory items from factories in China over the internet. The initial region we plan to market our website to is world wide. We currently have not advanced beyond the business plan state from our inception until the date of this filing. In order for us to begin commercialization of our product, we will need to raise additional capital.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2013.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Stewart E. Irvine	Nil	Nil	Nil
Greg Thompson	Nil	Nil	Nil
Chen Wang	Nil	Nil	Nil
Peng Jian Zhi	Nil	Nil	Nil
Yuan Wei	Nil	Nil	Nil
Andrew Wong	Nil	Nil	Nil

Nomination Process

As of March 14, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 100 - 40 Lake Bellevue Dr., WA, USA 98005.

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

DATE: April 1, 2013

By: /s/ Stewart Irvine

Name: Stewart Irvine

Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

Signature	Title	Date
/s/ Stewart Irvine Stewart Irvine	President	April 1, 2013

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

/s/ Stan J.H. Lee, CPA ------------------------- Stan J.H. Lee, CPA

March 13, 2013

F-1

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets

	November 30,	November 30,
	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	-
TOTAL CURRENT ASSETS

Investment in Subsidiary	-	-

TOTAL ASSETS	$-	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities - Related Party	$ 46,256	$ 34,823
Dues from Related Parties	41,000	41,000
Loan from Related Party	45,858	45,858
TOTAL CURRENT LIABILITIES	133,114	121,681

COMMITMENTS

Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 shares issued and outstanding as of	10,500	10,500
November 30, 2012 and 2011
Additional paid-in capital	31,309	27,841
(Deficit) accumulated during the development stage	(174,923)	(160,022)

TOTAL STOCKHOLDERS' EQUITY	(133,114)	(121,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

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

Monza Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended November 30, 2012 and 2011 and the
Period from September 6, 2005 (Inception) Through November 30, 2012

			September 6, 2005
	For the Year Ended		(Inception) to
	November 30,		November 30,
	2012	2011	2012

Cash Flow from Operating Activities
Net (loss) for the period	$ (14,901)	$ (21,543)	$ (174,923)
Imputed interest on related party transactions	3,468	3,468	17,809
Changes in non-cash working capital items
Accounts payable and accured liabilities	11,433	18,075	70,856

Net Cash Flow Used in Operating Activities	-	-	(86,258)

Cash Flows from Investing Activities
Investment in Subsidiary	-	-	-
Net Cash Flow Used in Investing Activities		-	-

Financing Activities
Advances from related party	-	(48)	45,858
Issuance of common stock	-	-	40,400

Net Cash Flow Provided by Financing Activities	-	(48)	86,258

Net change in cash	-	(48)	0

Cash, Beginning of Period	-	48	-

Cash, End of Period	-	$ -	$ 0

The accompanying notes are an integral part of these financial statements

			Monza Ventures Inc.

			(A Development Stage Company)

			Statements of Stockholders' Equity (Deficit)

			From September 6, 2005 (Inception) to November 30, 2012

	Common Stock		Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Common stock issued for cash:
- at $0.001 per share, September 9, 2005	5,000,000	$ 5,000	$ -	$ -	$ 5,000
- at $0.001 per share, September 12, 2005	4,000,000	4,000	-	-	4,000
- at $0.01 per share, September 13, 2005	1,500,000	1,500	13,500	-	15,000

Comprehensive income (loss)
- Net loss for the period				$ (23,127)	$ (23,127)
Balance, November 30, 2005	10,500,000	10,500	13,500	$ (23,127)	873

Comprehensive income (loss)
- Net loss for the period				$ (23,068)	$ (23,068)
Balance, November 30, 2006	10,500,000	10,500	13,500	$ (46,195)	$ (22,195)

Imputed interest on shareholder loan	-	-	2,234	-	2,234

Comprehensive income (loss)
- Net loss for the period				$ (23,659)	$ (23,659)
Balance, November 30, 2007	10,500,000	10,500	15,734	$ (69,854)	$ (43,620)

Imputed interest on shareholder loan	-	-	2,681	-	2,681

Comprehensive income (loss)
- Net loss for the period				$ (30,127)	$ (30,127)
Balance, November 30, 2008	10,500,000	10,500	18,415	$ (99,981)	$ (71,066)

Inputed interest on Shareholder Loan	-	-	2,490	-	2,490

Comprehensive income (loss)
-Net Loss for the period				$ (21,196)	$ (21,196)
Balance, November 30, 2009	10,500,000	10,500	20,905	$ (121,177)	$ (89,772)

Forward Stock Split 7:1	63,000,000	-	-	-	-

Inputed interest on Shareholder Loan	-	-	3,468	-	3,468

Comprehensive income (loss)
-Net Loss for the period				$ (17,303)	$ (17,303)
Balance, November 30, 2010	73,500,000	10,500	24,373	$ (138,480)	$ (103,607)

Inputed interest on Shareholder Loan			3,468		3,468

Comprehensive income (loss)
-Net Loss for the period				$ (21,543)	$ (21,543)
Balance, November 30, 2011	73,500,000	10,500	27,841	$ (160,022)	$ (121,681)

Common stock issued for Investment in Subsidiary					16,400

Inputed interest on Shareholder Loan			3,468		3,468

Comprehensive income (loss)
-Net Loss for the period				$ (14,901)	$ (14,901)
Balance, November 30, 2012	73,500,000	10,500	31,309	$ (174,923)	$ (116,714)

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