Form 10-Q
period 2013-05-31
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2013-07-18
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			May 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-51976
IMOGO MOBILE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
100 - 40 Lake Bellevue Dr., WA, USA				98005
(Address of principal executive offices)				(Zip Code)
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
73,500,000 common shares issued and outstanding as of July 18, 2013.

FORM 10-Q

For the Six Months Ended
May 31, 2013 and May 31, 2012

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A.: Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

Monza Ventures Inc.
(A Development Stage Company)
Balance Sheets

	May 31,	November 30,
	2013	2012
		Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	-
TOTAL CURRENT ASSETS

Website Development Costs	-	-
Investment in Subsidiary	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities - Related Party	$ 57,956	$ 46,256
Dues from Related Parties	41,000	41,000
Loan from Related Pary	45,858	45,858
TOAL CURRENT LIABILITIES	144,814	133,114

COMMITMENTS

Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
73,500,000 issued and outstanding as of	10,500	10,500
May 31, 2013 and November 30, 2012, respectively
Additional paid-in capital	33,043	31,309
(Deficit) accumulated during the development stage	(188,357)	(174,923)

TOTAL STOCKHOLDERS' EQUITY	(144,814)	(133,114)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 0	$ -

The accompanying notes are an integral part of these financial statements

Monza Ventures Inc.
(A Development Stage Company)
Statements of Operations
		(Unaudited)
					September 6, 2005
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

General and Administration Expenses
Filing Fees	-	$ -	-	$ -	$ 3,828
Bank charges and interest	-	-	-	-	1,129
Professional Fees	5,000	850	11,700	2,849	105,807
Interest Expense	867	867	1,734	1,734	19,543
Rent	-	-	-	-	53,000
Office Expense	-	-	-	-	50
Website Development	-	-	-	-	5,000

Operating loss	5,867	$ 1,717	-13,434	(4,583)	(188,357)

Net (loss) for the period	5,867	$ 1,717	-13,434	$ (4,583)	$ (188,357)

Net (loss) per share
Basic and diluted	$ -	-	-	-

Weighted Average Shares Outstanding
Basic and diluted	73,500,000	73,500,000	73,500,000	73,500,000

The accompanying notes are an integral part of these financial statements.

Monza Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months ended May 31, 2013 and 2012 and the
Period from September 6, 2005 (Inception) Through May 31, 2013

			September 6, 2005
	For the Six Months ended		(Inception) to
	May 31,		May 31,
	2013	2012	2013

Cash Flow from Operating Activities
Net (loss) for the period	$ (13,434)	$ (4,583)	$ (188,357)
Imputed interest on related party transactions	1,734	1,734	19,543
Changes in non-cash working capital items
Accounts payable and accured liabilities	11,700	2,849	98,956

Net Cash Flow Used in Operating Activities	-	-	(69,858)

Cash Flows from Investing Activities
Website development	-	-	-
Net Cash Flow Used in Investing Activities		-	-

Financing Activities
Advances from related party	-	-	45,858
Issuance of common stock	-	-	24,000

Net Cash Flow Provided by Financing Activities	-	-	69,858

Net change in cash	-	-	0

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ 0

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2013 and 2012, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At May 31, 2013, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The Company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of May 31, 2013.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The Company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to May 31, 2013.

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

Advertising Expenses

The Company expenses advertising costs as incurred. There was no advertising expense incurred by the Company during the period ended May 31, 2013 and 2012.

New Accounting Standards

Imogo does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2         GOING CONCERN

Imogo's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $188,357 and has insufficient working capital to meet operating needs for the next twelve months as of May 31, 2013, all of which raise substantial doubt about Imogo's ability to continue as a going concern.

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

NOTE 5        RELATED PARTY TRANSACTIONS

As of May 31, 2013 and May 31, 2012, $57,956 and $37,672, respectively of accounts payable is payable to a company controlled by a person related to the former director of the Company.

A shareholder loaned the Company $8,700 as of August 31, 2012. Imputed interest in the amount of $867 is included in additional paid in capital for the six months ended May 31, 2013.

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

Not accounting for our working capital deficit of $188,357, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $188,357 as of May 31, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

Expense	Amount
General and administrative	$8,000
Rent	12,000
Professional fees	5,000
Total	$25,000

Results of Operations for the Six Months Ended May 31, 2013 and May 31, 2012 and the period from Inception (September 6, 2005) to May 31, 2013

We have not earned any revenues from inception through the period ending May 31, 2013.

		Six Months Ended May 31,		Six Months Ended May 31,		September 6, 2005 (Inception) to May 31, 2013

		2013		2012
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$13,434		$(4,583)		$188, 357
Net Loss		$(13,434)		$(4,583)		$(18,357)

We incurred a net loss in the amount of $13,434 for the six months ended May 31, 2013 compared to $4,583 for the six months ended May 31, 2012. We incurred a net loss of $188,357 for the period from our inception on September 6, 2006 to May 31, 2013.

		Six Months Ended May 31,		Six Months Ended May 31,	September 6, 2005 (Inception) through, May 31, 2013

		2013		2012
Filing fees	$	Nil	$	Nil	$3,828
Bank charges and interest	$	Nil	$	Nil	$1,129
Professional fees		$5,000		$11,700	$105,807
Interest expense		$867		$1,734	$19,543
Rent	$	Nil	$	Nil	$53,000
Office expense	$	Nil	$	Nil	$50
Website development	$	Nil	$	Nil	$5,000

Our operating expenses incurred for the six months ended May 31, 2013 were $5,867 compared to $13,434 for the six months ended May 31, 2012. Our operating expenses for the period from September 6, 2005 (inception) to February 28, 2013 were $188,357.

Liquidity and Capital Resources

As of the date of this quarterly report, we have not generated any revenues from our business activities.

Working Capital
		At May 31,		November 30,
		2013		2012
Current Assets	$	Nil	$	Nil
Current Liabilities		$144,814		$133,114
Working Capital		$(144,814)		$(133,114)

Cash Flows		Six Months		Six Months		September 6, 2005
		Ended		Ended		(Inception) to
		May 31,		May 31,		May 31,
		2013		2012		2013
Net Cash Provided by (Used in) Operating Activities	$	Nil	$	Nil		$(69,858)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil		Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil		$69,858
Change In Cash During The Period	$	Nil	$	Nil	$	Nil

As of May 31, 2013 our total assets were $0 and our total liabilities were $144, 814 and we had a working capital deficit of $144,814. Our financial statements report a net loss of $13,434 for the six months ended May 31, 2013 and a net loss of $188,357 for the period from September 6, 2005 (date of incorporation) to May 31, 2013. Our net loss from operations increased to $13,434 for the six months ended May 31, 2013, as compared to $4,583 for the six months ended May 31, 2012. Our losses have increased primarily as a result of increased professional fees.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2013 and May 31, 2012, there were no cash equivalents.

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

Website Development Cost

Our company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, our company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of May 31, 2013.

Stock Based Compensation

Our company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. Our company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

Our company did not grant any stock options or warrants during the period from inception to May 31, 2013.

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

Advertising Expenses

Our company expenses advertising costs as incurred. There was no advertising expense incurred by our company during the period ended May 31, 2013 and 2012.

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

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern

Our company has net losses for the period from inception (September 6, 2005) to May 31, 2013 of $188,357 The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in September 6, 2005 and we have not commenced our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $1888,357 from inception to May 31, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

IMOGO MOBILE TECHNOLOGIES CORP.
(Registrant)

Date: July 18, 2013	/s/ Stewart Irvine
Stewart Irvine
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)