Form 10-K
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2014-03-17
CIK 1347870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended November 30, 2013

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes o No x

The aggregate market value of Imogo’s Common Stock owned by non-affiliates as of November 30, 2013 was $9,075,000.

Number of shares of each class of Imogo's capital stock outstanding as of November 30, 2013 was 73,500,000 shares of common stock

Imogo Mobile Technologies Corp.

FORM 10-K

November 30, 2013 Annual Report on Form 10-K

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

PART I

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

About Our Company

Imogo Mobile Technologies Corp. Corp. ("Imogo") intends to commence operations as a cloud computing services provider which will offer productivity and marketing solutions designed for operating on smartphones and tablets. The initial region we plan to market our mobile services to is North America. We currently have developed a mobile office services platform under the name of “ZaOffice”. The ZaOffice platform will provide the synchronization of emails, calendars, contacts, files and documents. ZaOffice has been designed to be licensed as a white label platform for national brands. The company is seeking to engender strategic partners with the view of adapting, marketing and licensing the ZAOffice mobile office platform.  The company is planning to commence beta testing at the www.zaoffice.com website. We currently do not have any contracts, agreements, or understandings with any development companies.

The status of the current operation is that we are continually seeking sources of funding to continue our operation of developing our technology. In addition, the Company is discussing with other mobile technology programmers on the possibility of their involvement in developing the site. The time frame to commence the programming is estimated to be within the second quarter of the calendar year 2014. The Company's President has promoted the Company's business plan to several companies focused on mobile technology and to internet marketing companies and there have been expressions of interest for them to use the Company's ZaOffice platform for reselling to their customer base. The Company has not yet developed any customer interest as there are no products and services as of now to sell. The time frame to commence operations is within six months of completing the beta phase of the ZaOffice application.

 We do not intend to enter into any type of new business; or, purchase equipment or other assets in the next twelve month period following the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period.

This is the initial stage of our business. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $0 as of November 30, 2013. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in achieving profitable operations.

Our principal executive offices are located at 100 - 40 Lake Bellevue Dr., WA, USA 98005 and the telephone number is 888-666-0651. Our fiscal year end is November 30th.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014.

Revenue

As of the date of this filing, we have not generated any revenues, as we have had no operational activities.

Insurance

Currently, we have no insurance coverage

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent operations, we may retain additional employees.

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

There will be many companies in this mobile services industry that will compete with us. Most of these competitors have established businesses with returning customers. We will attempt to compete against these groups by offering a higher quality of products and services to our customers. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

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

Item 1B: Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2: Description of Property

Executive Offices

Our principal offices are located at 100 - 40 Lake Bellevue Dr., WA, USA 98005 and the telephone number is 888 666-0651. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3: Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Imogo Mobile Technologies Inc, or against any of our officers or directors as a result of their involvement with the Company.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended November 30, 2013.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board

	High	Low
November 30, 2013	0.11	0.04
August 31, 2013	0.22	0.08
May 31, 2013	0.17	0.17
February 28, 2013	0.18	0.06
November 30, 2012	0.06	0.06
August 31, 2012	0.12	0.12
May 31, 2012	0	0
February 28, 2012	0	0
November 30, 2011	0	0
August 31, 2011	0	0
May 31, 2011	0	0
February 28, 2011	0	0
November 28, 2010	0	0

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

As of November 30, 2013, there were 73,500,000 common shares were issued and outstanding.

On September 20, 2010, the Stockholder's of the Company authorized the Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on May 12, 2011. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of the Common Stock from 10,500,000 to 73,500,000.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2013.

Item 6: Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Cash Requirements

Imogo Mobile Technologies Corp. was incorporated in the state of Nevada on September 6, 2005. We currently have not advanced beyond the business plan state from our inception until the date of this filing. From inception until the date of this filing, we have had no material operating activities. Our current cash balance is $nil. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations. In order for us to begin commercialization of our product, we will need to raise additional capital.

Not accounting for our working capital deficit of $146,614, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $146,614 as of November 30, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and Administrative	$8,000
Rent	$12,000
Professional Fees	$5,000
Total	$25,000

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

As of November 30, 2013, our total assets were $nil and our total liabilities were $146,614 and we had a working capital deficit of $146,614. Our financial statements report a net loss of $16,968 for the year ended November 30, 2013, and a net loss of $191,891 for the period from September 6, 2005 (date of incorporation) to November 30, 2013. Our losses have increased primarily as a result of an increase in professional fees and filing fees. Our net loss from operations increased to $16,968 for the year ended November 30, 2013, as compared to $14,901 for the year ended November 30, 2013.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. The Company's President has sought and continues to seek either debt or equity investment capital from discussions and meetings that he has arranged with various business persons. In addition, the Company is actively seeking capital from other internet related businesses that would benefit from the development of our technology. The current status of the President's efforts in pursuing these various financing alternatives have not resulted in any financing commitment of any type for short term or long term.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

Our principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2013. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this assessment, our principal financial officer has concluded that our internal control over financial reporting as of November 30, 2013 was not effective at the reasonable assurance level due to factors related to the Company's financial reporting processes.

Changes in Internal Control over Financial Reporting

There were not any changes in our internal controls over financial reporting that occurred during the year ended November 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held

Stewart Irvine	57	President

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Stewart Irvine	Nil	Nil	Nil
Andrew Wong	Nil	Nil	Nil

Nomination Process

As of November 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

Item 11: Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2013; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended November 30, 2013,who we will collectively refer to as our named executive officers, of our company for the years ended November 30, 2013 and November 30, 2012, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

* =  Former President, Chief Executive Officer, Secretary, Treasurer

** = Former President, Chief Executive Officer, Secretary and Treasurer

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Stewart E. Irvine	2013 2012	0	0	0	0	0	0	0

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2013, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended November 30, 2013.

Options Grants in the Year Ended November 30, 2013

During the year ended November 30, 2013, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended November 30, 2013 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2013 and no stock options held by our executive officers at the end of the year ended November 30, 2013.

Repricing of Options/SARS

We did not re-price any options previously granted to our executive officers during the year ended November 30, 2013.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended November 30, 2013, we did not pay any compensation or grant any stock options to our directors.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address for each person is our address at 100 - 40 Lake Bellevue Dr., WA, USA 98005.

Name and Address of Beneficial Ownership of Class (1)	Amount and Nature of Beneficial Owner	Percentage
Stewart E. Irvine	Nil	0%
Andrew Wong	5,000,000	47.62%
Directors and Executive Officers as a Group	Nil	0%

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended November 30, 2013 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of November 30, 2013, the outstanding amounts owed to a company controlled by a person related to the former director of the Company (Andrew Wong) were $45,858. The amount is unsecured, non-interest bearing, and is due on demand.

As of November 30, 2013, the outstanding amounts owed to a consultant of the Company who were related to the majority shareholder of the Company (Andrew Wong) were $57,956. The consultant of the Company has advanced certain amounts on behalf of the Company to pay various expenses. The amount is unsecured, non-interest bearing, and is due on demand.

As of November 30, 2013, the outstanding note payables to a majority shareholder (Andrew Wong) were $41,000. Imputed interest expenses were $3,468 and $3,468, respectively which is included in additional paid in capital for the years ended November 30, 2013 and 2012. The note was unsecured, non-interest bearing and due on demand.

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

Jimmy P Lee, CPA served as our independent registered public accounting firm for fiscal 2013. Stan Lee CPA served as our independent registered public accounting firm for fiscal 2012. The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2013 and 2012.

	Fiscal 2013	Fiscal 2012
Audit Fees	$3,900	$4,050
Audit-Related Fees	0	0
Tax Fees	0	0
All other Fees	0	0
Total	$3,900	$,4,050

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

DATE: March 17, 2014

By: /s/ Stewart Irvine

Name: Stewart Irvine

Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

Signature	Title	Date
/s/ Stewart Irvine Stewart Irvine	President	March 17, 2014

Imogo Mobile Technologies Corp.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms

Balance Sheets for the fiscal years ended November 30, 2013 and 2012 F-2

Statements of Operations for the fiscal year ended November 30, 2013 and 2012 and the period from September 6, 2005 (inception) through November 30, 2013 F-3

Statements of Cash Flows for the fiscal year ended November 30, 2013 and 2012 and the period from September 6, 2005 (inception) through November 30, 2013 F-4

Statements of Stockholder's Equity (Deficit) for the period from September 6, 2005 (inception) through November 30, 2013 F-5

Notes to Financial Statements F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imogo Mobile Technologies Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Imogo Mobile Technologies Inc. as of November 30, 2013, and the related statements of operation, stockholders’ equity, and cash flows for the year then ended November 30, 2013. Imogo Mobile Technologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Imogo Mobile Technologies Inc. as of November 30, 2012 and for the year then ended November 30, 2012; and for the period from September 6, 2005 (Inception) to November 30, 2012, were audited by other auditors whose report dated March 13, 2013, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imogo Mobile Technologies Inc. as of November 30, 2013, and the results of its operations and its cash flows for the year then ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses aggregating to $191,891 and has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2013, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee CPA P.C.

Astoria, New York

March 13, 2014

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

/s/ Stan J.H. Lee, CPA ------------------------- Stan J.H. Lee, CPA

March 13, 2013

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203 Fort Lee NJ 07024

P.O. Box 436402 San Diego CA 92143

619-623-7799

Fax 619-564-3408

E-mail) stan2u@gmail.com

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Balance Sheets

	November 30	November 30
	2013	2012

ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,800	$ 46,256
Due to Shareholder	41,000	41,000
Due to Related Party	103,814	45,858
TOAL CURRENT LIABILITIES	146,614	133,114

Stockholders' Equity
Common Stock
Authorized:
75,000,000 commom shares at $0.001 par value
Issued:
73,500,000 issued and outstanding at November 30, 2013 and 2012	73,500	73,500
Additional Paid-In Capital	(28,223)	(31,691)
(Deficit) accumulated during the development stage	(191,891)	(174,923)
TOTAL STOCKHOLDERS' EQUITY	(146,614)	(133,114)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statements of Operations

	For the Year Ended November 30, 2013	For the Year Ended November 30, 2012	For the Period From September 6, 2005 (Inception) to November 30, 2013
			(Unaudited)

Revenues	$ -	$ -	$ -

General and Administration Expenses
Filing Fees	-	-	3,828
Bank Charges and Interest	-	-	1,129
Professional Fees	13,500	11,433	107,607
Interest Expense	3,468	3,468	21,277
Rent			53,000
Office Expense			50
Website Development	-	-	5,000
Total Expenses	16,968	14,901	191,891

Operating loss	(16,968)	(14,901)	(191,891)

Net (loss) for the period	(16,968)	(14,901)	(191,891)

Net (loss) per share
Basic and diluted	$ (0.0002)	$ (0.0002)	$ (0.0026)

Weighted Average Shares Outstanding
Basic and diluted	73,500,000	73,500,000	73,500,000

The accompanying notes are an integral part of these financial statements.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statement of Cash Flows
November 30, 2013

	For the Year Ended November 30, 2013	For the Year Ended November 30, 2012	For the Period From September 6, 2005 (Inception) to November 30, 2013
			(Unaudited)

Cash Flow from Operating Activities
Net (loss) for the period	$ (16,968)	$ (14,901)	$ (191,891)
Imputed Interest on Related-Party Transactions	3,468	3,468	21,277
Changes in non-cash working capital items
Accounts payable and accured liabilities	(44,456)	11,433	26,400
Net Cash Flow Used in Operating Activities	(57,956)	-	(144,214)

Financing Activities
Advances from Related Party	57,956	-	103,814
Issuance of Common Stock	-	-	40,400
Net Cash Flow Provided by Financing Activities	57,956	-	144,214

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statements of Stockhoders' Equity
(Expressed in U.S. Dollars)
November 30, 2013

				Deficit
				Accumulated
			Additional	Durning the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common Stock issued for cash:
at $0.001 per share on September 9, 2005	5,000,000	$ 5,000			5,000
at $0.001 per share on September 12, 2005	4,000,000	$ 4,000			4,000
at $0.001 per share on September 13, 2005	1,500,000	$ 1,500	13,500		15,000

Net Loss for the year end
November 30, 2005				(23,127)	(23,127)
Balance, as at November 30, 2005	10,500,000	$ 10,500.00	13,500	(23,127)	873

Net Loss for the year end
November 30, 2006				(23,068)	(23,068)
Balance, as at November 30, 2006	10,500,000	$ 10,500.00	13,500	(46,195)	(22,195)

Imputed Interest on Shareholder Loan			2,234		2,234

Net Loss for the year end
November 30, 2007				(23,659)	(23,659)
Balance, as at November 30, 2007	10,500,000	$ 10,500.00	15,734	(69,854)	(43,620)

Imputed Interest on Shareholder Loan			2,681		2,681

Net Loss for the year end
November 30, 2008				(30,127)	(30,127)
Balance, as at November 30, 2008	10,500,000	$ 10,500.00	18,415	(99,981)	(71,066)

Imputed Interest on Shareholder Loan			2,490		2,490

Net Loss for the year end
November 30, 2009				(21,196)	(21,196)
Balance, as at November 30, 2009	10,500,000	$ 10,500.00	20,905	(121,177)	(89,772)

Imputed Interest on Shareholder Loan			3,468		3,468

Net Loss for the year end
November 30, 2010				(17,303)	(17,303)
Balance, as at November 30, 2010	10,500,000	$ 10,500.00	24,737	(138,480)	(103,607)

Forward Stock Split 7:1	63,000,000

Imputed Interest on Shareholder Loan			3,468		3,468

Net Loss for the year end
November 30, 2011				(21,543)	(21,543)
Balance, as at November 30, 2011	73,500,000	$ 10,500.00	27,841	(160,023)	(121,682)

Imputed Interest on Shareholder Loan			3,468		3,468

Net Loss for the year end
November 30, 2012				(14,901)	(14,901)
Balance, as at November 30, 2012	73,500,000	$ 10,500.00	31,309	(174,924)	(133,115)

Imputed Interest on Shareholder Loan			3,468		3,468

Net Loss for the year end
November 30, 2013				(16,968)	(16,968)
Balance, as at November 30, 2013	73,500,000	$ 10,500.00	34,777	(191,892)	(146,615)

The accompanying notes are an integral part of these financial statements.

Imogo Mobile Technologies Corp.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 ORGANIZATION

Imogo Mobile Technologies Corp. (the “Company”) is a development stage company which was incorporated in the State of Nevada on September 6, 2005. The Company intends to commence operations as an e commerce retailer of overstock items through a website on the internet.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2013 and 2012, there were no cash equivalents.

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

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to FASB Topic 740. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At November 30, 2013, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of November 30, 2013.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to November 30, 2013.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

Advertising Expense

The Company expenses advertising costs as incurred.

New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $191,891 and has insufficient working capital to meet operating needs for the next twelve months as of November 30, 2013, all of which raise substantial doubt about The Company's ability to continue as a going concern.

NOTE 4 CAPITAL STOCK

On September 9, 2005, the Company issued 35,000,000 common shares at $0.000143 per share to the sole director of the Company for total proceeds of $5,000.

On September 12, 2005, the Company issued 28,000,000 common shares at $0.000143 per share for total proceeds of $4,000.

On September 13, 2005, the Company issued 10,500,000 common shares at $0.001429 per share for total proceeds of $15,000.

On September 20, 2010, the Stockholder's of the Company authorized a Forward Stock Split of our issued and outstanding Common Stock on a seven for one (7:1) basis. The Forward Stock Split became effective on September 20, 2010. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of the Common Stock from 10,500,000 to 73,500,000.

NOTE 5 INCOME TAXES

As of November 30, 2013, the Company has an estimated net operating loss carry forward for tax purpose of $191,891. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at November 30, 2013. The significant component of the deferred tax asset as at November 30, 2013 was $191,891.

NOTE 6 RELATED PARTY TRANSACTIONS

As of November 30, 2013, the outstanding amounts owed to a company controlled by a person related to the former director of the Company (Andrew Wong) were $45,858. The amount is unsecured, non-interest bearing, and is due on demand.

As of November 30, 2013, the outstanding amounts owed to a consultant of the Company who were related to the majority shareholder of the Company (Andrew Wong) were $57,956. The consultant of the Company has advanced certain amounts on behalf of the Company to pay various expenses. The amount is unsecured, non-interest bearing, and is due on demand.

As of November 30, 2013, the outstanding note payables to a majority shareholder were $41,000. Imputed interest expenses were $3,468 and $3,468, respectively which is included in additional paid in capital for the years ended November 30, 2013 and 2012. The note was unsecured, non-interest bearing and due on demand.

NOTE 7 SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of available issuance of these audited financial statements. During this period, the Company did not have any material recognizable subsequent events.