Form 10-Q
period 2014-03-20
IMOGO MOBILE TECHNOLOGIES CORP.
filed 2014-03-20
CIK 1347870

10-Q 1 monza10qfeb28.htm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

73,500,000 common shares issued and outstanding as of March 18, 2014.

FORM 10-Q

For the Three Months Ended

February 28, 2014 and February 28, 2013

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A.: Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Balance Sheets

	February 29,	November 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS

Website Development Costs	-	-
Investment in Subsidiary	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accured Liabilities	$ -	$ 1,800
Due to Shareholder	41,000	41,000
Due to Related Party	105,614	103,814
TOAL CURRENT LIABILITIES	146,614	146,614

COMMITMENTS

Stockholders' Equity
Common Stock
Authorized: 75,000,000 common shares at $0.001 par value
Issued: 73,500,000 issued and outstanding at February 28, 2014 and November 30, 2014	73,500	73,500
Additional paid-in capital	(28,223)	(28,223)
(Deficit) accumulated during the development stage	(191,891)	(191,891)

TOTAL STOCKHOLDERS' EQUITY	(146,614)	(146,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statements of Operations
	(unaudited)
			September 6, 2005
	For the Three Months Ended		(Inception) to
	February 28,		February 28,
	2014	2013	2014

General and Administration Expenses
Filing Fees	$ -	$ -	$ 3,828
Bank charges and interest	-	-	1,129
Professional Fees	-	6,700	107,607
Interest Expense	-	867	21,277
Rent	-	-	53,000
Office Expense	-	-	50
Website Development	-	-	5,000

Operating loss	$ -	$ (7,567)	(191,890)

Net (loss) for the period	$ -	$ (7,567)	$ (191,890)

Net (loss) per share
Basic and diluted	$ -	$ (0.000)

Weighted Average Shares Outstanding
Basic and diluted	73,500,000	73,500,000

The accompanying notes are an integral part of these financial statements.

Imogo Mobile Technologies Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Three Months Ended February 28, 2014 and 2013 and the
Period from September 6, 2005 (Inception) Through February 28, 2014
	(unaudited)

			September 6, 2005
	For the Three Months Ended		(Inception) to
	February 28,		February 28,
	2014	2013	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ -	$ (7,567)	$ (191,891)
Imputed interest on related party transactions	-	867	21,277
Changes in non-cash working capital items
Accounts payable and accured liabilities	-	6,700	26,400

Net Cash Flow Used in Operating Activities	-	-	(144,214)

Cash Flows from Investing Activities
Investment in Subsidiary	-		-
Website development	-	-	-
Net Cash Flow Used in Investing Activities	-	-	-

Financing Activities
Advances from related party	-	-	103,814
Issuance of common stock	-	-	40,400

Net Cash Flow Provided by Financing Activities	-	-	144,214

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2014 and 2013, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2014, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, the Company entered into a web design contract. The Company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 28, 2014.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. The Company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

The Company did not grant any stock options or warrants during the period from inception to February 28, 2014.

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

Expense Recognition

The Company expenses costs as incurred.

New Accounting Standards

Imogo does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 GOING CONCERN

Imogo's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $191,891 and has insufficient working capital to meet operating needs for the next twelve months as of February 28, 2014, all of which raise substantial doubt about Imogo's ability to continue as a going concern.

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

NOTE 4 INCOME TAXES

The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTE 5 RELATED PARTY TRANSACTIONS

As of February 28, 2014 and November 30, 2013, $105,614 and $103,814, respectively is due to a company controlled by a person related to the former director of the Company. There are no terms of interest or repayment on this loan.

There is a balance of $41,000 owing to the shareholder as of February 28, 2014. There are no terms of interest or repayment on this loan.

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

Corporate Overview

Imogo Mobile Technologies Corp. was incorporated in the state of Nevada on September 6, 2005 under the name Monza Ventures Inc.

On November 15, 2005, our company entered into a web design contract with Fusion Business Group Inc. to create and develop our company's website. In consideration for Fusion to create and develop the website, we agreed to pay to Fusion a fee of $20,000 for the website, which $5,000 was due February 28, 2006. Other than the items mentioned above, we are not required to make any other types of payments to Fusion during the term of the agreement. Our company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 28, 2014.

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

Cash Requirements

Imogo Mobile Technologies Corp. is currently and continually seeking sources of funding to continue our operation of developing our technology. In order for us to begin commercialization of our product, we will need to raise additional capital.

Our current cash balance is $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

Not accounting for our working capital deficit of $191,891, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any capital investments. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended November 30, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin. As we had cash in the amount of $0 and a working capital deficit in the amount of $191,891 as of February 28, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

Expense Amount

General and administrative $ 8,000

Rent 12,000

Professional fees 5,000

Total $ 25,000

Results of Operations for the Three Months Ended February 28, 2014 and February 28, 2013 and the period from Inception (September 6, 2005) to February 28, 2014.

We have not earned any revenues from inception through the period ending February 28, 2014.

Three Months

Ended

February 28,

Three Months

Ended

February 28,

September 6, 2005

(Inception)

to

February 28,

2014

2014 2013

Revenues $ Nil $ Nil $ Nil

Expenses $ Nil $ (7,567) $ 191,890

Net Loss $ Nil $ (7,567) $ (191,890)

We incurred a net loss in the amount of $0 for the three months ended February 28, 2014 compared to $7,567 for the three months ended February 28, 2013. We incurred a net loss of $191,890 for the period from our inception on September 6, 2006 to February 28, 2014.

Three Months

Ended

February 28,

Three Months

Ended

February 28,

September 6, 2005

(Inception)

through, February 28,

2014

2014 2013

Filing fees $ Nil $ Nil $ 3,828

Bank charges and interest $ Nil $ Nil $ 1,129

Professional fees $ Nil $ 6,700 $ 107,607

Interest expense $ Nil $ 867 $ 21,277

Rent $ Nil $ Nil $ 53,000

Office expense $ Nil $ Nil $ 50

Website development $ Nil $ Nil $ 5,000

Our operating expenses incurred for the three months ended February 28, 2014 were $nil compared to $7,567 for the three months ended February 28, 2013. Our operating expenses for the period from September 6, 2005 (inception) to February 28, 2014 were $191,891.

Liquidity and Capital Resources

As of the date of this quarterly report, we have not generated any revenues from our business activities.

Working Capital

At February 28, November 30,

2014 2013

Current Assets $ Nil $ Nil

Current Liabilities $ 146,614 $ 146,614

Working Capital $ (146,614) $ (133,114)

Cash Flows Three Months Three Months September 6, 2005

Ended Ended (Inception) to

February 28, February 28, February 28,

2014 2013 2014

Net Cash Provided by (Used in) Operating Activities $ Nil $ Nil $ (144,214)

Net Cash Provided by (Used In) Investing Activities $ Nil $ Nil Nil

Net Cash Provided by Financing Activities $ Nil $ Nil $ 144,214

Change In Cash During The Period $ Nil $ Nil $ Nil

As of February 28, 2014 our total assets were $0 and our total liabilities were $146, 614 and we had a working capital deficit of $146,614. Our financial statements report a net loss of $nil for the three months ended February 28, 2014 and a net loss of $191,891 for the period from September 6, 2005 (date of incorporation) to February 28, 2014. Our net loss from operations decreased to $nil for the three months ended February 28, 2014, as compared to $7,567 for the three months ended February 28, 2013. Our losses have decreased primarily as a result of no professional fees.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2015.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next three month period. We do and will continue to outsource contract employment as needed.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2014 and February 28, 2013, there were no cash equivalents.

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

Basic and Diluted Net Loss Per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At February 28, 2014, no equivalents existed because the effect would be anti-dilutive.

Website Development Cost

Our company adopted EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life. On November 15, 2005, our company entered into a web design contract. The company accrued and paid $5,000 website development cost and has not recorded an amortization of the website development costs as the initial installation of the website has not yet completed as of February 28, 2014.

Stock Based Compensation

Our company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation. Our company accounts for the stock options issued to non-employees in accordance with the provisions of ASC Topic 718 Compensation- Stock Compensation.

Our company did not grant any stock options or warrants during the period from inception to February 28, 2014.

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

Advertising Expenses

Our company expenses advertising costs as incurred. There was no advertising expense incurred by our company during the period ended February 28, 2014 and 2013.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Quarterly Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in Item 1A “Risk Factors” of our company's Form 10-K for the year ended November 30, 2013, including but not limited, to the following:

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern

Our company has net losses for the period from inception (September 6, 2005) to February 28, 2014 of $191,891. The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in September 6, 2005 and we have not commenced our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $191,891 from inception to February 28, 2014. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

· our ability to produce a successful website

· our ability to generate revenues

· our ability to reduce business costs.

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

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our Annual Report on Form 10-K for our fiscal period ending November 30, 2013 furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price. In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

Date: March 20, 2014

/s/ Stewart Irvine

Stewart Irvine

President, Secretary and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)